Form 10QSB
period 2005-12-31
GREENLITE VENTURES INC
filed 2006-03-09
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2005

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

COMMISSION FILE NUMBER 000-51773

GREENLITE VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2170874
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 201
Blaine, WA 98230	(360) 318-3028
(Address of principal executive offices)	Issuer's telephone number

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2006, the Issuer had 10,600,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending March 31, 2006.

As used in this Quarterly Report, the terms "we", "us", "our", and “Greenlite” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GREENLITE VENTURES INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2005

To the Board of Directors
Greenlite Ventures Inc.
Blaine, Washington

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of December 31, 2005, and the statements of operations and accumulated deficit, changes in stockholders’ equity, and statements of cash flows for the three and nine month periods ended December 31, 2005 and December 31, 2004, and for the period December 21, 2000 (date of inception) to December 31, 2005. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

Our review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with U.S. generally accepted accounting principles. The supplemental statement of operating expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Greenlite Ventures Inc. as of March 31, 2005, and the related statements of operations and accumulated deficit, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 2, 2005, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Greenlite Ventures, Inc.’s ability to continue as a going concern as described in Note 6 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2005 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California
February 10, 2006

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(Unaudited)

	December 31,	March 31,
	2005	2005

ASSETS

Current Assets
Cash	$14,458	$7,941
Receivable – Trust Account	20,702	-0-
Total Current Assets	35,160	7,941

TOTAL ASSETS	$35,160	$7,941

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and
Accrued Expenses	$19,535	$16,064

Total Current Liabilities	19,535	16,064

Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
10,600,000 and 9,800,000
shares issued	10,600	9,800
Additional Paid in Capital	171,900	112,700
Accumulated deficit	(166,875)	(130,623)
Total Stockholders' Equity (Deficit)	15,625	(8,123)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$35,160	$7,941

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2005	2004	2005	2004	DECEMBER 31, 2005

Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

Operating Expenses	(11,405)	(12,700)	(36,252)	(31,327)	(166,875)

Loss Before Provision for
Income Taxes	(11,405)	(12,700)	(36,252)	(31,327)	(166,875)

Provision for Income Taxes	(-0-)	(-0-)	(-0-)	(-0-)	(-0-)

Net Loss	(11,405)	(12,700)	(36,252)	(31,327)	(166,875)

Accumulated Deficit,
Beginning of Period	(155,470)	(103,113)	(130,623)	(84,486)	(-0-)

Accumulated Deficit,
End of Period	$(166,875)	$(115,813)	$(166,875)	$(115,813)	$(166,875)

Net Loss per Share	$(0.001)	$(0.001	$(0.004)	$(0.003)	$(0.023)

Weighted Average
Shares Outstanding	10,600,000	9,800,000	10,200,000	9,350,000	7,413,750

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock				Additional		Accumulated		Total
			Dollar		Paid in		Deficit		Stockholders'
	Shares		Amount		Capital				Equity

Balances, December 21, 2000
(Date of Inception)	----	$	----	$	----	$	----	$	----

Stock Subscriptions Received
$0.001 per share
February 14, 2001	----		----		2,500		----		2,500

Net Loss, Period Ended
March 31, 2001	----		----		----		(1,310)		(1,310)

Balances
March 31, 2001	----	$	----		$2,500		$(1,310)		$1,190

Stock Subscriptions Received
$0.001 per share
February 25, 2002	----		----		2,500		----		2,500

Common Stock Issued
$0.001 per share
February 28, 2002	7,500,000		7,500		(5,000)		----		2,500

Net Loss, Period Ended
March 31, 2002	----		----		----		(8,244)		(8,244)

Balances
March 31, 2002	7,500,000		$7,500		----		$(9,554)		$(2,054)

Common Stock Issued
$0.05 per share
November 30, 2002	1,400,000		1,400		68,600		----		70,000

Net Loss, Period Ended
March 31, 2003	----		----		----		(29,203)		(29,203)

Balances
March 31, 2003	8,900,000		$8,900		$68,600		$(38,757)		$38,743

Net Loss, Period Ended
March 31, 2004	----		----		----		(45,729)		(45,729)

Balances
March 31, 2004	8,900,000		$8,900		$68,600		$(84,486)		$(6,986)

Common Stock Issued
$0.05 per share
September 30, 2004	900,000		900		44,100		----		45,000

Net Loss, Period Ended
March 31, 2005	----		----		----		(46,137)		(46,137)

Balances
March 31, 2005	9,800,000		9,800		112,700		(130,623)		(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000		800		59,200		----		60,000

Net Loss, Period Ended
December 31, 2005	----		----		----		(36,252)		(36,252)

Balances
December 31, 2005	10,600,000		$10,600		$171,900		$(166,875)		$15,625

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2005	2004	2005	2004	DECEMBER 31, 2005

Cash Flows from
Operating Activities:

Net Loss	$(11,405)	$(12,700)	$(36,252)	$(31,327)	$(166,875)

Adjustments to Reconcile
Net Income to Net Cash
Provided/(Used) by
Operating Activities:
(Increase)Decrease in:
Prepaid Expenses	-0-	-0-	-0-	3,010	-0-
Receivable–Trust Account	24,283	-0-	(20,702)	-0-	(20,702)
Increase(Decrease) in:
Accounts Payable	(14,818)	8,760	3,471	2,253	19,535

Net Cash Used by
Operating Activities	(1,940)	(3,940)	(53,483)	(26,064)	(168,042)

Cash Flows from
Investing Activities	-0-	-0-	-0-	-0-	-0-

Cash Flows from
Financing Activities:
Proceeds Related to
Issuance of Common Stock	-0-	-0-	60,000	45,000	182,500

Cash Provided by
Financing Activities	-0-	-0-	60,000	45,000	182,500

Net Increase (Decrease) in Cash	(1,940)	(3,940)	6,517	18,936	14,458

Cash at Beginning of Period	16,398	24,676	7,941	1,800	-0-

Cash at End of Period	$14,458	$20 ,736	$14,458	$20,736	$14,458

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Greenlite Ventures Inc. was incorporated on December 21, 2000 in the state of Nevada. The Company acquires and develops certain mineral rights in Canada.

Basis of Presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

Use of Estimates

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

Exploration Stage Company

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company is primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially minable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of the contracting with a geologist to sample and assess the mining viability of the Company’s claim.

Pro Forma Compensation Expense

Greenlite Ventures accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No stock options have been issued by Greenlite Ventures. Accordingly, no pro forma compensation expense is reported in these financial statements.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Mineral Rights

Mineral rights and related exploration costs have been expensed as their recoverability is presumed to be insupportable during the exploration stage.

Depreciation, Amortization and Capitalization

The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years).

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Income Taxes

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Fair Value of Financial Instruments

Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash.

Per Share Information

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

Prepaid Expenses

Prepaid expenses consist of administrative expenses and retainer fees paid in advance. The amounts reflected as prepaid expenses in the financial statements are expected to be charged to expense within one year of the balance sheet dates.

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended December 31, 2005 and December 31, 2004 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – STOCK SUBSCRIPTION LIABILITY

This liability represents funds received by the Company prior to the actual issuance of stock.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently rents administrative office space under a monthly renewable contract.

Litigation

The Company is not presently involved in any litigation.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2005
(Unaudited)

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $166,875 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful Exploration of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – SUBSEQUENT EVENTS

On February 2, 2006, 1,700,000 shares of the Company’s unregistered common stock was registered with the Securities and Exchange Commission, allowing these shares to be publicly traded.

SUPPLEMENTAL STATEMENTS

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2005	2004	2005	2004	DEC. 31, 2005

Operating Expenses
Accounting	$4,450	$3,780	$6,920	$5,280	$32,265
Bank Charges	10	-0-	35	103	138
Exploration and Development	-0-	-0-	11,050	-0-	18,265
Legal	4,624	6,600	12,263	13,479	62,740
Office Administration	-0-	1,500	414	4,500	20,447
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	1,721	70	3,470	5,715	10,842
Rent	600	750	2,100	2,250	13,250
Telephone	-0-	-0-	-0-	-0-	1,259
Travel & Entertainment	-0-	-0-	-0-	-0-	3,669

Total Operating Expenses	$11,405	$12,700	$36,252	$31,327	$166,875

ITEM 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We hold a 100% interest mineral claim that we refer to as the “Magnolia” mineral claim. Exploration of this mineral claim is required before any determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim. Our plan of operation is to carry out exploration work on this claim in order to ascertain whether it possesses deposits of gold, silver, copper, or iron. We can provide no assurance to investors that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes further work programs are justified.

We conduct our exploration business through consultants and arms-length third parties. Additionally, we have a verbal agreement with our outside auditors to perform requested accounting functions at their normal and customary rates. We have a verbal agreement with our geologist to provide us with consulting services on request, in accordance with standard industry practices. Our legal consultants provide legal services at their normal and customary rate.

Our plan of operation is to carry out exploration work on our claim in order to ascertain whether it possesses proven reserves of gold, silver, copper and iron. We will not be able to determine whether or not our mineral claim contains proven reserves, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

The expenditures to be made by us in the exploration of the mineral claims may not result in the discovery of mineral deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of Phases II and III of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any additional mineral claims and/or funding arrangements for the purpose of acquiring additional mineral claims.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover proven reserves on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Recent Corporate Developments

Since the completion of our fiscal quarter ended September 30, 2005 we have experienced the following significant developments:

1.

We registered the resale of 1,700,000 shares of our common stock (the “Shares”) offered by selling stockholders of Greenlite at a price of $0.10 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-113429), effective at 5:30 p.m. (Pacific) on February 2, 2006 (the “Effective Date”).

2.

Based on the preliminary recommendations of our geologist on Phase II, we commenced Phase III of our exploration program in September, 2005. The Phase III exploration work conducted in September, 2005 consisted of geological mapping on a flagged grid within prospective areas identified by the two previous phases. We expect to complete Phase III in early to mid 2006 subject to weather conditions.

Acquisition of the Magnolia Mineral Claim

We entered into an agreement (the “Mineral Purchase Agreement”) dated April 30, 2002 with Lorrie Ann Archibald of North Vancouver, British Columbia to acquire a 100% undivided interest in the Magnolia Claim for consideration of $4,000. Ms. Archibald has executed an undated Bill of Sale transferring title to the Magnolia Claim to us. We intend to file the Bill of Sale with the British Columbia mineral titles office upon our independent geologist’s recommendation to proceed with Phase IV of our planned geological exploration program.

Title to our mineral claim is not held in our name. Title to the claim is recorded in the name of Lorrie Ann Archibald, a British Columbia resident from whom we purchased our mineral claim. In the event Ms. Archibald were to transfer legal title to our mineral claim to another party, we may not have a claim against the third party and may be forced to commence an action against Ms. Archibald. There is no assurance that we would succeed in recovering legal title to our mineral claim or recover damages from Ms. Archibald in such instance.

Description and Location of the Magnolia Mineral Claim

The Magnolia Claim comprises one mineral claim with a total area of 1,112 acres, located on Texada Island, British Columbia, Canada, 6.2 miles north of Gillies Bay. The Property is accessible by gravel road. Texada Island is the largest island in the Strait of Georgia approximately 70 miles west northwest of Vancouver, British Columbia, Canada. The Island is accessible by regular government ferry service.

The Magnolia Claim is recorded with the Ministry of Energy and Mines, Province of British Columbia, Canada under the following name, tag and tenure number:

Name of Mineral Claim	Tag Number	Tenure Number	Expiry Date
MAGNOLIA 1	222774	392905	April 29, 2008

Recorded title to the property is held in the name of Lorrie Ann Archibald. We hold a 100% interest in the property pursuant to the Mineral Claim Purchase Agreement with Ms. Archibald. The property boundary contains one reverted crown grant claim not owned by us. The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claim or the Province’s title of the property. There is no viable way for us to determine what claims, if any, certain aboriginal groups may make. The Government of British Columbia has adopted a policy that no private property rights will be expropriated to settle aboriginal land claims.

Current State of Exploration

Our mineral claim presently does not have any proven mineral reserves. The property that is the subject to our mineral claim is undeveloped and does not contain any open-pit or underground mines. There is no plant or equipment located on the property that is the subject of the mineral claim. Our planned exploration program is exploratory in nature and no mineral reserves may ever be found. Results of our exploration program are intended only to define potential exploration targets, and significant and costly exploration work will be needed if initial results warrant further effort.

Phase I Exploration – April, 2003

Phase I of our exploration program, consisting of a thorough assessment of the known showings along with basic geological mapping and rock sampling, was conducted on April 18 and 19, 2003. Our geologist visited the Magnolia Claim property during this period, at which time the Capsheaf showing was re-located and several traverses were made in the suspected area of the Milner Trench on the property. Four rock samples were collected from the Capsheaf area of the property.

The results of our Phase I exploration indicated that there are two known gold and copper bearing skarn zones on the Magnolia property, Capsheaf and Southcap. These zones appear to be intimately associated with intersecting northwest and northeast trending fault zones. The area between the Capsheaf and Southcap showings is characterized by north-northwest trending ridges of basalt separated by heavily vegetated gullies. Several of these ridges have very steep sides suggesting that they are truncated by faults.

Weak skarn development occurs in the suspected area of the Milner Trench. Our geologist recommended that this area be further prospected and mapped in more detail. Based on the results of Phase I of our exploration program our geologist recommended that we proceed with Phase II of our exploration program.

Phase II Exploration – August, 2005

Phase II was completed in August, 2005 at a cost of $6,100. During the period from April through August 2005, a program of grid establishment and soil geochemical sampling was conducted on the Magnolia property. A survey grid, comprised of 10 east-west oriented lines of 900 metres length, spaced at 100 metre intervals was established across a portion of the Magnolia property. A total of nine kilometres of grid was surveyed and stations established at 25 metre intervals.

A total of 188 soil samples were collected at 50 metre intervals along the lines. Soils were collected at a depth of approximately 30 centimetres utilizing a grub hoe and shovel. Samples were marked with the grid location. If no soil was present at a proposed sample site the site was moved east or west until a suitable sample could be collected. Soil samples were shipped to Acme Analytical Laboratories Ltd., in Vancouver, BC for analysis.

We received the final Phase II report from our geologist on January 31, 2006. The results of the Phase II exploration revealed several coincident copper, iron and gold soil anomalies occurring within the area between the Capsheaf and Southcap showings located at the north and south ends of the soil grid respectively. Our geologist recommended that these anomalies be followed up by ground magnetics and detailed geological mapping as part of Phase III of our exploration program.

Phase III Exploration – September, 2005

Based on the preliminary recommendations of our geologist on Phase II, we commenced Phase III of our exploration program in September, 2005. The Phase III exploration work conducted in September, 2005 consisted of geological mapping on a flagged grid within prospective areas identified by the two previous phases. We expect to complete Phase III in early to mid 2006 subject to weather conditions.

PLAN OF OPERATION

Our business plan is to proceed with the exploration of the Magnolia Claim to determine whether there are proven reserves of gold, silver, copper and iron or other metals. As at the date of this quarterly report, we have completed Phases I, II and a portion of Phase III of our exploration program at a cost of $15,103.

Based on the preliminary recommendations of our geologist following Phase II of our exploration program we commenced Phase III in September, 2005. We expect to complete Phase III in early to mid 2006 subject to weather conditions. Once the results from Phase III are received, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from phases I, II and III are sufficiently positive to enable us to obtain the financing necessary to proceed. This assessment will include an assessment of our cash reserves, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. In this regard, we presently have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, and do not have any present intention to acquire or be acquired by another company through a merger, reverse acquisition or otherwise.

We have sufficient cash on hand to complete Phase III of our exploration program. Further exploration work, however, may require additional funding in the event that our cash on hand is insufficient for any additional work proposed. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees	$9,000
Office Expenses	$1,000
Mineral Exploration Expenses	$4,500
TOTAL	$14,500

We had cash in the amount of approximately $27,435 as of January 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $14,500, the majority of which is due to general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act and our ongoing mineral exploration expenses. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Until we obtain additional financing our directors and officers have agreed to fund our property exploration costs and working capital requirements for the next twelve months. After the twelve month period, and in the event we decide to proceed with Phase IV of our exploration program, we will require additional financing for any operational or exploratory expenses.

We intend to generate revenue through the sale and production of precious metals, including gold and silver, and/or commercial metals found on our property. As of the date of this quarterly report, we have not established that minerals exist on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals.

During this exploration stage, our officers will only be devoting approximately five hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by our geological consultant, Mr. Reynolds, who contracts with appropriately experienced parties to complete work programs. If, however, the demands of our business require more business time of Mr. Curtis and Mr. King, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business. However, they may not be able to devote sufficient time to the management of our business, as and when needed.

RESULTS OF OPERATIONS

Revenue

Our plan of operation is to conduct mineral exploration activities on the Magnolia Claim in order to assess whether they possess mineral reserves of gold, silver, copper and iron or other metals capable of commercial extraction.

We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover proven reserves on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Operating Expenses

Our operating expenses for the interim period ended December 31, 2005 consisted of the following:

	Third Quarter Ended December 31		Nine Months Ended December 31
	2005	2004	2005	2004
Accounting Fees	$4,450	$3,780	$6,920	$5,280
Bank Charges	10	0	35	103
Exploration and Development	0	0	11,050	0
Legal Fees	4,624	6,600	12,263	13,479
Office Administration	0	1,500	414	4,500
Regulatory Expenses	1,721	70	3,470	5,715
Rent	600	750	2,100	2,250
Total Operating Expenses	$11,405	$12,700	$36,252	$31,327

We anticipate our operating expenses will increase as a result of us becoming a reporting company under the Exchange Act. We incurred a loss in the amount of $168,042 for the period from inception to December 31, 2005. Our loss was attributable entirely to operating expenses.

Liquidity And Capital Resources

Working Capital
			Percentage
	At December 31, 2005	At March 31, 2005	Increase / (Decrease)
Current Assets	$35,160	$7,941	342%
Current Liabilities	19,535	16,064	21.6%
Working Capital	$15,625	$(8,123)	(37.5)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	December 31, 2005	December 31, 2004
Cash Flows Used By Operating Activities	$(53,483)	$(26,064)
Cash Flows From Investing Activities	0	0
Cash Flows From Financing Activities	60,000	45,000
Net Increase (Decrease) In Cash During Period	$6,517	$18,936

We have cash of $27,435 and working capital of approximately $27,000 as of January 31, 2006. The increase in our working capital is primarily a result of the completion of the offering of 800,000 shares of our common stock at a price of $0.075 per share to four investors on September 30, 2005. The total amount we received from this offering was $60,000. Our working capital is sufficient to pay for the estimated costs of Phase III and our estimated expenses. Over the next twelve months; however, we will need additional financing to complete the remaining phases of our exploration program. If required, our directors and officers have agreed to fund our property exploration costs and working capital requirements for the next twelve months.

Future Financing

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, our auditors stated in their report to our audited financial statements for the year ended March 31, 2005 that they have substantial doubt we will be able to continue as a going concern.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our planned mining, development and exploration activities.

In the event that additional financing will be necessary to conduct any or further exploration, we may consider bringing in an additional joint venture partner to provide the required funding. We have not undertaken any efforts to locate a joint venture partner. In addition, we may not ever be able to locate a joint venture partner who will assist us in funding our exploration of the Magnolia Claim.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The financial statements presented with this Quarterly Report on Form 10-QSB have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information. These financial statements do not include all information and footnote disclosures required for an annual set of financial statements prepared under United States generally accepted accounting principles. In the opinion of our management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation of the financial position, results of operations and cash flows as at December 31, 2005 and for all periods presented in the attached financial statements, have been included. Interim results for the three month and nine month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our interim financial statements for the period ended December 31, 2005.

Exploration Stage Company

Greenlite has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Greenlite is primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially minable reserves, Greenlite plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of Greenlite’s operations consists of contracting with a geologist to sample and assess the mining viability of Greenlite’s mineral claim.

Mineral Rights

Mineral rights and related exploration costs have been expensed as their recoverability is presumed to be insupportable during the exploration stage.

Pro Forma Compensation Expense

Greenlite accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No stock options have been issued by Greenlite.

Use of Estimates

Management uses estimates and assumptions in preparing Greenlite’s financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

RISKS AND UNCERTAINTIES

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk our business will fail.

Mr. John Curtis and Mr. Douglas King, our executive officers and directors, do not have any formal training as geologists or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

If we do not obtain additional financing, our business will fail.

As of January 31, 2006, we have cash in the amount of $27,435 and working capital of approximately $27,000. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We have completed Phases I and II of our exploration program and commenced Phase III of our exploration program. Our current operating funds may only cover the estimated costs of Phase III. In order for us to perform any further exploration or extensive testing we will need to obtain additional financing. Until we obtain additional financing our directors and officers have agreed to fund our property exploration costs and working capital requirements for the next twelve months. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $166,875 for the period from December 21, 2000 (inception) to December 31, 2005, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this Quarterly Report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended March 31, 2005. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no reserves will be found and our business will fail.

We are in the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 21, 2000 and, to date, have been involved primarily in organizational activities and the acquisition of the Magnolia mineral claim. We have not earned any revenues as of the date of this Quarterly Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find reserves of gold, silver, copper, and iron in our mineral claim. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Even if we discover proven reserves of precious metals on our mineral claim, we may not be able to successfully commence commercial production.

Our mineral claim does not contain any known bodies of ore. If our exploration programs are successful in discovering proven reserves on our mineral claim, we will require additional funds in order to place the mineral claim into commercial production. The expenditures to be made by us in the exploration of mineral claims in all probability will be lost as it is an extremely remote possibility that the mineral claim will contain proven reserves. If our exploration programs are successful in discovering proven reserves, we will require additional funds in order to place the Magnolia Claim into commercial production. The funds required for commercial mineral production can range from several million to hundreds of millions. We currently do not have sufficient funds to place our mineral claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver, copper and iron and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Because we will need additional financing to fund our exploration activities there is substantial doubt about our ability to continue as a going concern. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

We have no known mineral reserves and if we cannot find any we will have to acquire additional mineral claims or cease our operations.

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do so, we will have to cease operations and you will lose your investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. The chances of finding reserves on our mineral properties are remote and funds expended on exploration will likely be lost. If the results of exploration do not reveal mineral reserves, we may decide to abandon our claim and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any additional mineral claims and/or funding arrangements for the purpose of acquiring additional mineral claims.

Because we anticipate our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate revenues from the exploration of our mineral claim, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

Because of the inherent dangers involved in mineral exploration, there is a risk that we may incur liability or damages as we conduct our business.

The search for valuable minerals involves numerous hazards and risks normally incident to exploring for and developing mineral properties. As a result, we may become subject to liability for such hazards, including pollution, cave-ins, unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, changes in technology or mining techniques, periodic interruptions, industrial accidents, and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no coverage to insure against these hazards and have no plans to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position.

Because our executive officers have only agreed to provide their services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, which may cause our business to fail.

Our executive officers are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Curtis and Mr. King will not be spending a significant amount of time on our business. Mr. Curtis and Mr. King each expect to expend approximately 5 hours per week on our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders.

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the Province of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. Our annual cost of compliance with the Mineral Tenure Act is presently approximately $2,988 (CDN$3,600) per year.

If we receive positive results from our exploration program and we decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production.

If the results of our geological exploration program indicate reserves on our mineral claim, and we decide to pursue commercial production of our mineral claim, we may be subject to an environmental review process under the Federal and Provincial Environmental Assessment Acts (“EAA”). Compliance with an environmental review process may be costly and may delay commercial production. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Permits, issued by the British Columbia Ministry of Energy and Mines under the provisions of the British Columbia EAA, are required for approval of reclamation programs. Permits, issued by the Ministry of Environment, Lands and Parks under the provisions of the Federal EAA, are required for any air emissions and water discharges from a minesite.

Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make an application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application, and can cost between $100 to $500, depending on the scope of the permit. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Magnolia Claim (grid establishment, geological mapping, soil sampling, geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

(i)	Water discharge will have to meet drinking water standards;

(ii)	Dust generation will have to be minimal or otherwise re-mediated;

(iii)	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

(iv)	An assessment of all material to be left on the surface will need to be environmentally benign;

(v)	Ground water will have to be monitored for any potential contaminants;

(vi)	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

(vii)	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

An environmental review process would be required if we plan to construct a producing mine facility with production capacity of 75,000 tonnes (82,500 tons) of mineral ore per year. We would be required to apply under the British Columbia EAA for a determination as to whether an environmental review was required. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

Title to our mineral claim is registered in the name of another person. Our failure to register legal title to the claim in our name may result in the loss of our interest in the claim.

Title to the mineral claim is not held in our name. Title to the claim is recorded in the name of Lorrie Ann Archibald, a British Columbia resident from whom we purchased our mineral claim. In the event Ms. Archibald were to transfer legal title to our mineral claim to another party, we may not have a claim against the third party and may be forced to commence an action against Ms. Archibald. There is no assurance that we would succeed in recovering legal title to our mineral claim or recover damages from Ms. Archibald in such instance.

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently no market for our common stock and a market may never develop. We are currently applying for listing of our common stock on the OTC Bulletin Board. However, our shares may never be traded on the bulletin board or, if traded, a public market may never materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

If a market for our common stock develops, our stock price may be volatile.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

•	the results of our geological exploration program;
•	our ability or inability to arrange for financing;
•	commodity prices for silver, gold, copper, and iron; and
•	conditions and trends in the mining industry.

Further, if our common stock is traded on the OTC Bulletin Board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Because our president, Mr. John Curtis, owns 47.1% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Curtis are inconsistent with the best interests of other stockholders.

Mr. John Curtis, our president and sole director, controls 47.1% of our issued and outstanding shares of Common Stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. Curtis is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Curtis may not be, at all times, the same as that of other shareholders. Since Mr. Curtis is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Curtis exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Curtis will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Curtis may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

Because our stock is a penny stock, shareholders will be more limited in their ability to sell their stock.

Our shares constitute a penny stock under the Exchange Act. The shares will remain classified as a penny stock for the foreseeable future. The classification as a penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than having to comply with these rules, some broker-dealers will refuse to attempt to sell a penny stock.

ITEM 3.                CONTROLS AND PROCEDURES.

Evaluation Of Disclosure Controls And Procedures

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Quarterly Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Changes In Internal Controls Over Financial Reporting

In connection with the evaluation of our internal controls during our last fiscal quarter, our principal executive officer and principal financial officer has determined that there have been no changes to our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS.

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We registered the resale of 1,700,000 shares of our common stock (the “Shares”) offered by selling stockholders of Greenlite at a price of $0.10 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-113429), effective at 5:30 p.m. (Pacific) on February 2, 2006 (the “Effective Date”). We have expended $25,000 on the costs of the Offering to date.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.                OTHER INFORMATION.

None.

ITEM 6.                EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

10.1	Mineral Claim Purchase Agreement between Greenlite Ventures Inc. and Lorrie Ann Archibald dated April 30, 2002.(1)

10.2	Bill of Sale.(1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended December 31, 2005. We have not filed any Current Reports on Form 8-K since December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	March 7, 2006	By:	/s/ John Curtis
JOHN CURTIS
Chief Executive Officer and President
(Principal Executive Officer )

Date:	March 7, 2006	By:	/s/ Douglas King
DOUGLAS KING
Chief Financial Officer
Secretary and Treasurer
(Principal Accounting Officer)