Form 10KSB
period 2006-03-31
GREENLITE VENTURES INC
filed 2006-06-29
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended March 31, 2006

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-51773

GREENLITE VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2170874
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Peace Portal Drive, Suite 201
Blaine, Washington	98230
(Address of principal executive offices)	(Zip Code)

(360) 318-3028
Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: NONE.

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 Par Value Per Share.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [           ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [           ] No [ x ]

State issuer’s revenues for its most recent fiscal year: NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $232,350 based on a price of $0.075 per share, being the last price at which shares of common stock were sold by the issuer.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-QSB and our Current Reports on Form 8-K.

As used in this Annual Report, the terms "we", "us", "our", “Greenlite”, and the “Company” mean Greenlite Ventures Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States dollars throughout this Annual Report, Canadian dollars have been converted into United States currency at the rate of CDN$1.00 being approximately equal to US$0.89, which is the approximate average exchange rate during recent months.

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

We were incorporated on December 21, 2000 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We hold a 100% interest mineral claim that we refer to as the “Magnolia” mineral claim. Exploration of this mineral claim is required before any determination as to its viability can be made. No commercially viable mineral deposit may exist on our mineral claim.

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

If the results of Phase III of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time to purchase such claims. If no funding is available, we may be forced to abandon our operations. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any additional mineral claims and/or funding arrangements for the purpose of acquiring additional mineral claims. We can provide no assurance to investors that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes that further work programs are justified.

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

Acquisition of the Magnolia Mineral Claim

We entered into an agreement (the “Mineral Claim Purchase Agreement”) dated April 30, 2002 with Lorrie Ann Archibald of North Vancouver, British Columbia, Canada, to acquire a 100% undivided interest in the Magnolia Claim for consideration of $4,000. Ms. Archibald has executed an undated Bill of Sale transferring title to the Magnolia Claim to us. We intend to file the Bill of Sale with the British Columbia mineral titles office upon our independent geologist’s recommendation to proceed with Phase IV of our planned geological exploration program.

Title to our mineral claim is not held in our name. Title to the claim is recorded in the name of Lorrie Ann Archibald in trust, a British Columbia resident from whom we purchased our mineral claim. In the event Ms. Archibald were to transfer legal title to our mineral claim to another party, we may not have a claim against the third party and may be forced to commence an action against Ms. Archibald. There is no assurance that we would succeed in recovering legal title to our mineral claim or recover damages from Ms. Archibald in such instance.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant developments through the date of this filing and during fiscal 2006:

1.

We registered the resale of 1,700,000 shares of our common stock (the “Shares”) offered by selling stockholders of Greenlite at a price of $0.10 per share pursuant to a registration statement on Form SB-2 under the Securities Act of 1933 (the “Offering”). The SEC declared our registration statement on Form SB-2 (File No. 333-113429), effective at 5:30 p.m. (Pacific) on February 2, 2006 (the “Effective Date”). The Offering will terminate nine months after the Effective Date.

2.

We received the final Phase II report dated November 22, 2005 from our geologist. According to the report, the results of the Phase II exploration revealed several coincident copper, iron and gold soil anomalies occurring within the area between the Capsheaf and Southcap showings located at the north and south ends of the soil grid respectively. Our geologist recommended that these anomalies be followed up by ground magnetics and detailed geological mapping as part of Phase III of our exploration program. Based on the preliminary recommendations of our geologist on Phase II, we commenced Phase III of our exploration program in September, 2005. The Phase III exploration work conducted in September, 2005 consisted of geological mapping on a flagged grid within prospective areas identified by the two previous phases. We expect to complete Phase III in late 2006 subject to weather conditions.

3.

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

4.

We completed an offering of 800,000 shares of our common stock at a price of $0.075 per share to four investors September 30, 2005. The total amount we received from this offering was $60,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. No registration rights were granted to any of the purchasers.

COMPETITION

We are a mineral resource exploration company. We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

The mineral exploration industry, in general, is intensively competitive and, even if commercial quantities of ore are discovered, a ready market may not exist for the sale of the ore. Numerous factors beyond our control may affect the marketability of any substances discovered. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia, Canada. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy, Mines and Petroleum Resources.

The Ministry of Energy, Mines and Petroleum Resources manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy, Mines and Petroleum Resources, and the Mines Act as well as the Health, Safety and Reclamation Code and the Mineral Exploration Code. The Mineral Tenure Act and its regulations govern the procedures involved in locating, recording and maintaining mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals, designed as production tenures. The Mineral Tenure Act does not apply to minerals held by crown grant or by freehold tenure.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

Our mineral claim will expire on April 29, 2008. In order to maintain our mineral claim in good standing, we must complete exploration work on the mineral claim and file confirmation of the completion of work on the mineral claim with the applicable mining recording office of the British Columbia Ministry of Energy, Mines and Petroleum Resources. British Columbia law requires that a holder of title to mineral claims must spend at least $178 (CDN$200) per 25 hectare unit per year in order to keep the property in good standing plus a recording fee of $8.90 (CDN$10) per 25 hectare unit, which we have done. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. If we do not complete this minimum amount of exploration work, we may pay a fee of approximately $178 (CDN$200) per 25 hectare unit per year plus the recording fee in order to keep the property in good standing. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claim for one additional year. Our mineral claim consists of 450 hectares. As our mineral claim is effective until April 29, 2008, we must file confirmation of the completion of exploration work in the minimum amount of approximately $3,364 (CDN$3,780) or make a payment in lieu or exploration work in the minimum amount by April 29, 2008. The fee amount increases from $89 (CDN$100) per 25 hectare unit per year in the first three years to approximately $178 (CDN$200) per claim unit, per year afterwards. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claim will lapse on April 29, 2008, and we will lose all interest that we have in our mineral claim. We intend to pay the required fee of $3,364 or perform the minimum exploration work required to meet this amount to extend our mineral claim for an additional year upon the expiry of our mineral claim on April 29, 2008, unless the results of our exploration program indicate that the claim is not commercially viable.

ENVIRONMENTAL REGULATIONS

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Magnolia Claim (grid establishment, geological mapping, soil sampling, and geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

  Water discharge will have to meet drinking water standards;

  Dust generation will have to be minimal or otherwise re-mediated;

  Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

  An assessment of all material to be left on the surface will need to be environmentally benign;

  Ground water will have to be monitored for any potential contaminants;

  The socio-economic impact of the project will have to be evaluated and, if deemed negative, will have to be re-mediated; and

  There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

EMPLOYEES

We have no employees as of the date of this Annual Report other than our two officers. We conduct our business largely through agreements with consultants and arms-length third parties.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our inception.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.

ITEM 2. DESCRIPTION OF PROPERTY.

Description and Location of the Magnolia Mineral Claim

The Magnolia Claim comprises one mineral claim with a total area of 450 hectares, located on Texada Island, British Columbia, Canada, 6.2 miles north of Gillies Bay. The Magnolia Claim property is accessible by gravel road. Texada Island is the largest island in the Strait of Georgia approximately 70 miles west northwest of Vancouver, British Columbia, Canada. The island is accessible by regular government ferry service or by charter service.

The Magnolia Claim is recorded with the Ministry of Energy, Mines and Petroleum Resources, British Columbia, Canada, under the following name, tag and tenure number:

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

Our mineral claim will expire on April 29, 2008. In order to maintain our mineral claim in good standing, we must complete exploration work on the mineral claims and file confirmation of the completion of work on the mineral claims with the applicable mining recording office of the British Columbia Ministry of Energy, Mines and Petroleum Resources. British Columbia law requires that a holder of title to mineral claims must spend at least $178 (CDN$200) per 25 hectare unit per year in order to keep the property in good standing plus a recording fee of $8.90 (CDN$10) per 25 hectare unit, which we have done. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. If we do not complete this minimum amount of exploration work, we may pay a fee of approximately $178 (CDN$200) per 25 hectare unit per year plus the recording fee in order to keep the property in good standing. The completion of mineral exploration work or payment in lieu of exploration work in any year will extend the existence of our mineral claim for one additional year. Our mineral claim consists of 450 hectares. As our mineral claim is effective until April 29, 2008, we must file confirmation of the completion of exploration work in the minimum amount of approximately $3,364 (CDN$3,780) or make a payment in lieu or exploration work in the minimum amount by April 29, 2008. The fee amount increases from $89 (CDN$100) per 25 hectare unit per year in the first three years to approximately $178 (CDN$200) per claim unit, per year afterwards. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claim will lapse on April 29, 2008, and we will lose all interest that we have in our mineral claim. We intend to pay the required fee of $3,364 or perform the minimum exploration work required to meet this amount to extend our mineral claim for an additional year upon the expiry of our mineral claim on April 29, 2008, unless the results of our exploration program indicate that the claim is not commercially viable.

Location, Access and Physiography

The Magnolia Claim property is located on Texada Island, B.C., one kilometre north of the Town of Gillies Bay. See Figure 1 below. Texada Island is the largest island in the Strait of Georgia, and lies 110 km west-northwest of Vancouver, British Columbia. The island is accessible from Vancouver by car and ferry combinations either directly via Powell River on the mainland or through the Town of Comox on Vancouver Island. Alternatively, charter air service is available.

Road access to and within the property consists of a gravel central road and the paved Gillies Bay - Vananda highway, which provide access to the northeastern and southwestern boundaries of the property, respectively. Interior travel is aided by old logging roads traversable by 4-wheel drive vehicles and other trails suitable for foot access only.

The topographic relief on the property ranges from 75 metres above sea level on the southwest to approximately 200 metres on the east boundary, which is on the southwest flank of Mount Pocahontas.

The island is within the "Sunshine Coast" area of British Columbia and features mild winters and moderate, dry summers. Consequently, all aspects of surface exploration may be carried out year round. Drinking water for the two towns on the island is provided by two dammed lakes. One of them, Cranby Lake, is located one kilometre southwest of the property. Water for diamond drilling is available from the many creeks and swamps on the property.

Power sources for the Magnolia Claim property presently consist of portable generators brought onto the property.

Figure 1 - Magnolia Claim

Exploration History of the Magnolia Claim

The Magnolia Claim is located on Texada Island, British Columbia, Canada, one kilometer north of the Town of Gillies Bay. Texada Island has a long history of mining and exploration for gold, copper and iron ore that began with the discovery of magnetite in 1873.

Magnetite-copper skarn mineralization is developed along either the Quatsino-Karmutsen contact near the margin of the Gillies stock or along the intrusive-Quatsino contact. Alternatively, skarn mineralization may form in the limestone and volcanic rocks some distance from the stock where the skarn forming fluids were controlled by near vertical brittle fractures.

Numerous small magnetite lenses associated with limestone beds within the Karmutsen Formation occur near the east coast of the island from the northern tip to Mount Pocahontas. Most of them contain considerable amounts of copper and at least one of them, the Yew showing which was discovered in 1985, reportedly contains free gold in unevenly distributed amounts. None of them has produced on a commercial basis. The Capsheaf and Southcap showings, within the central part of the existing claims, fall under this category.

Numerous pits, trenches, adits and at least one shaft on the Magnolia Claim property attest to previous, mostly unrecorded exploration of the property. A shaft was sunk, before 1914, to a depth of 27 meters (90 feet) and some drifting done. In 1975 a magnetometer and electromagnetic (VLF) survey was conducted in conjunction with geological mapping on and around the Cap Sheaf.

Reconnaissance-scale geologic mapping, prospecting, and soil/rock geochemical surveys were conducted in the area during 1984 and 1985 and an electromagnetic survey was run over the south end of the present claim in 1988. An airborne geophysical survey was conducted in August 1988. Aerodat Ltd. flew 175 line kilometers over an area partially covered by the prospecting and soil sampling were conducted over a portion of the existing claim. In April 1991, reconnaissance scale ground magnetic and electromagnetic surveys were carried out. In February 1992, further soil sampling and geophysical surveys together with limited geological mapping were conducted. In January 1994, a 1,500 meter long baseline was established for survey control for geological mapping in the Capsheaf area.

Property Geology and Mineralization

Texada Island is located along the Canadian Cordillera. The oldest rocks mapped on the island are on the southeastern tip of the island.

Various stocks and minor intrusions, ranging in composition from gabbro through the more common diorite to quartz monzonite intrude the volcanics and limestone on the island. These have been radiometrically dated as Middle to Upper Jurassic, and may correlate with the Coast Plutonic Complex on the mainland or the island Intrusions on Vancouver Island. The more mafic stocks, which tend to be concentrated along the northwest trending Marble Bay Fault, are associated with copper-gold skarn mineralization around the northeastern tip of the island. The Gillies Bay felsic stock is associated with several magnetite-rich skarn deposits. Other stocks and minor intrusives reportedly have skarn development but have not been examined in great detail.

Three sub-parallel, northwesterly lineaments are the most striking structural features of the north end of the island. The most persistent and visually striking one, the Marble Bay fault, appears to traverse the entire length of the island, albeit with some offsets. The other two, the Holly and Ideal faults are substantially shorter. The area between these faults has undergone substantial brittle deformation expressed by numerous low-angle splay faults and right-angle faults and shear zones either mapped or inferred from airborne geophysical surveys and photographs.

Recommendations of Geological Report and the Proposed Geological Exploration Program

We engaged Paul Reynolds, B.Sc., P.Geo., to prepare a geological evaluation report on the Magnolia Claim. Mr. Reynolds is a professional geoscientist registered in good standing with the Association of Professional Engineers and Geoscientists of British Columbia.

The work completed by Mr. Reynolds in preparing the geological report consisted of the review of geological data from previous exploration. The acquisition of this data involved the research and investigation of historic files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claim. The work involved in this data acquisition included report reproduction and compilation of pre-existing information.

We received the geological evaluation report on the Magnolia Claim prepared by Mr. Reynolds on May 4, 2002. This report is entitled "Summary Report on the Magnolia Property". The geological report summarizes the results of the history of the exploration of the mineral claim, the regional and local geology of the mineral claim and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claim and recommends a further geological exploration program on the mineral claim.

In his geological report, Mr. Reynolds, recommended that a four phase exploration program, at an estimated cost of $19,603 for completion of the first three phases, be undertaken on the property to assess its potential to host high grade gold mineralization within quartz and sulphide veins. The costs of the planned fourth phase, consisting of diamond drilling and/or mechanical trenching, are undetermined and are subject to positive results from earlier exploratory work. The four phase program consists of the following:

Phase	Exploration Program	Status	Cost
Phase I	A thorough assessment of the known showings along with basic geological mapping and rock sampling.	Completed in April, 2003.	$4,003
Phase II	Prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest.	Completed in August, 2005.	$6,100
Phase III	Soil sampling and geological mapping to be conducted on a flagged grid within prospective areas identified by the two previous phases.	Commenced in September, 2005. To be completed in late 2006.	$9,500
Phase IV	Subject to positive results from the previous phases, mechanical trenching and/or diamond drilling.	To be completed in 2007 based on results of Phase III.	To be determined based on the Results of Phases II and III

The phased program of exploration activities is intended to generate and prioritize targets to test by trenching or drilling. The initial exploration activities on the Magnolia Claim (grid establishment, geological mapping, soil sampling, and geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits. Applications are expected to be submitted well in advance of the planned work.

Our cash on hand as of March 31, 2006 is $10,865. As at the date of this Annual Report, we have completed Phases I, II and a portion of Phase III of our exploration program at a cost of $15,103. We have sufficient cash on hand to pay the estimated costs of the remainder of Phase III approximately in the amount of $4,500. However, we will require additional financing in order to proceed with any additional work beyond Phase III of our exploration program.

The geological review and interpretations required in Phase III of the exploration program is comprised of reviewing the data acquired and analyzing this data to assess the potential mineralization of the mineral claim. Geological review entails the geological study of an area to determine the geological characteristics, identification of rock types and any obvious indications of mineralization. The purpose of undertaking the geological review is to determine if there is sufficient indication of mineralization to warrant additional exploration. Positive results at each stage of the exploration program would be required to justify continuing with the next stage. Such positive results would include the identification of the zones of mineralization.

Although we have a wide ranging projected exploration program, we do not know how much money will ultimately be needed for exploration. The required exploration work for the projected initial three phases of our exploration program is expected to cost up to $19,603, provided that results are favorable, decisions are made and financing is available to complete each phase of the work program. Further work must then be carried out to determine the extent of the gold mineralization, if any, in order to proceed with Phase IV and to determine whether it might be economically viable to mine over the long term. Therefore, costs of exploration are not limited to the initially described four-phase exploration program.

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

The results of our Phase I exploration indicated that there are two known gold and copper bearing skarn zones on the Magnolia Claim property, Capsheaf and Southcap. These zones appear to be intimately associated with intersecting northwest and northeast trending fault zones. The area between the Capsheaf and Southcap showings is characterized by north-northwest trending ridges of basalt separated by heavily vegetated gullies. Several of these ridges have very steep sides suggesting that they are truncated by faults.

Weak skarn development occurs in the suspected area of the Milner Trench. Our geologist recommended that this area be further prospected and mapped in more detail. Based on the results of Phase I of our exploration program, our geologist recommended that we proceed with Phase II of our exploration program.

Phase II Exploration – August, 2005

Phase II was completed in August, 2005 at a cost of $6,100. During the period from April, 2005 through August, 2005, a program of grid establishment and soil geochemical sampling was conducted on the Magnolia Claim property. A survey grid, comprised of 10 east-west oriented lines of 900 metres length, spaced at 100 metre intervals was established across a portion of the Magnolia Claim property. A total of nine kilometres of grid was surveyed and stations established at 25 metre intervals.

A total of 188 soil samples were collected at 50 metre intervals along the lines. Soils were collected at a depth of approximately 30 centimetres utilizing a grub hoe and shovel. Samples were marked with the grid location. If no soil was present at a proposed sample site the site was moved east or west until a suitable sample could be collected. Soil samples were shipped to Acme Analytical Laboratories Ltd., in Vancouver, British Columbia, Canada, for analysis.

We received the final Phase II report from our geologist dated November 22, 2005. The results of the Phase II exploration revealed several coincident copper, iron and gold soil anomalies occurring within the area between the Capsheaf and Southcap showings located at the north and south ends of the soil grid respectively. Our geologist recommended that these anomalies be followed up by ground magnetics and detailed geological mapping as part of Phase III of our exploration program.

Phase III Exploration – September, 2005

Based on the preliminary recommendations of our geologist on Phase II, we commenced Phase III of our exploration program in September, 2005. The Phase III exploration work, which was conducted in September, 2005, consisted of geological mapping on a flagged grid within prospective areas identified by the two previous phases. We expect to complete Phase III in late 2006 subject to weather conditions.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Currently, there is no established public trading market for our securities. We have submitted an application to have our common stock traded on the Over-The-Counter Bulletin Board; however, there are no assurances that our application will be approved or that a public market for our securities will materialize.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which:

(a)	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
(b)

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws;

(c)	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;
(d)	contains a toll-free telephone number for inquiries on disciplinary actions;
(e)	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and
(f)	contains such other information and in such form as the SEC shall require by rule or regulation.

The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with:

(a)	bid and offer quotations for the penny stock;
(b)	the compensation of the broker-dealer and its salesperson in the transaction;
(c)	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
(d)	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must:

(a)	make a special written determination that the penny stock is a suitable investment for the purchaser; and
(b)	receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock and therefore stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of the date of this Annual Report, we had one hundred and twenty eight (128) registered shareholders and 10,600,000 shares of our common stock issued and outstanding.

Dividends

We have not declared any dividends on our common stock since our inception. There are no dividend restrictions that limit our ability to pay dividends on our common stock in our Articles of Incorporation or bylaws. Chapter 78 of the Nevada Revised Statutes (the “NRS”), does provide certain limitations on our ability to declare dividends. Section 78.288 of Chapter 78 of the NRS prohibits us from declaring dividends where, after giving effect to the distribution of the dividend:

(a)	we would not be able to pay our debts as they become due in the usual course of business; or

(b)

except as may be allowed by our Articles of Incorporation, our total assets would be less than the sum of our total liabilities plus the amount that would be needed, if we were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders who may have preferential rights and whose preferential rights are superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

Since our inception, we have completed the following unregistered sales of our securities:

1.

We completed an offering of 800,000 shares of our common stock at a price of $0.075 per share to four investors on September 30, 2005. The total amount we received from this offering was $60,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

2.

We completed an offering of 900,000 shares of our common stock at a price of $0.05 per share to four investors on September 30, 2004. The total amount we received from this offering was $45,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

3.

We completed an offering of 1,400,000 shares of our common stock at a price of $0.05 per share to a total of one hundred and twenty (120) purchasers on November 30, 2002. The total amount we received from this offering was $70,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

4.

On February 28, 2002, we completed an offering of 7,500,000 shares of our common stock to three purchasers at a price of $0.001 per share. Our total proceeds from this sale were $7,500. These issuances were made to sophisticated individuals who were in a position of access to relevant and material information regarding our operations. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our business plan is to proceed with the exploration of the Magnolia Claim to determine whether there are proven reserves of gold, silver, copper and iron or other metals. As at the date of this Annual Report, we have completed Phases I, II and a portion of Phase III of our exploration program at a cost of $15,103.

The phased program of exploration activities is intended to generate and prioritize targets to test by trenching or drilling. The initial exploration activities on the Magnolia Claim (grid establishment, geological mapping, soil sampling, and geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits. Applications are expected to be submitted well in advance of the planned work.

Phase I of our exploration program was completed in April, 2003. The Phase I exploratory program was conducted by our consulting geologist, Mr. Reynolds, over a period of two days and consisted of rock sampling and an assessment of areas previously reported to have potential mineralization. On July 25, 2003, Mr. Reynolds completed his review of Phase I results on our Magnolia Claim and provided us with a report containing his conclusions. Mr. Reynolds concluded that the results were favorable and recommended that we proceed to the next stage of our exploration program. Phase II involving grid establishment and detailed soil sampling in areas of interest was completed in August, 2005. We received the final report on Phase II from our geologist on January 31, 2006. Based on the results of Phase II, our geologist recommended that we proceed with Phase III of our exploration program.

Based on the preliminary recommendations of our geologist following Phase II of our exploration program, we commenced Phase III in September, 2005. We expect to complete Phase III in late 2006 subject to weather conditions. Once the results from Phase III are received, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from phases I, II and III are sufficiently positive to enable us to obtain the financing necessary to proceed. This assessment will include an assessment of our cash reserves, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. In this regard, we presently have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, and do not have any present intention to acquire or be acquired by another company through a merger, reverse acquisition or otherwise.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees	$15,000
Office Expenses	$1,000
Mineral Exploration Expenses	$4,500
TOTAL	$19,500

We had cash in the amount of approximately $10,865 as of March 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $19,500. As such, we do not have sufficient cash to fund our operations for the next twelve months. The majority of our expenditures due to general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act and our ongoing mineral exploration expenses. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Until we obtain additional financing our directors and officers have agreed to fund our property exploration costs and working capital requirements for the next twelve months. After the twelve month period, and in the event we decide to proceed with Phase IV of our exploration program, we will require additional financing for any operational or exploratory expenses. We currently do not have any arrangement for additional funding, and there can be no assurances that we will obtain financing when required.

We intend to generate revenue through the sale and production of precious metals, including gold and silver, and/or commercial metals found on our property. As of the date of this Annual Report, we have not established that minerals exist on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our properties, or that we will be able to design a commercially viable process to extract the precious metals.

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

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended March 31
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(49,089)	(46,137)	6.4%
Net Loss	$(49,089)	$(46,137)	6.4%

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are currently in the exploration stage of our business and we can provide no assurances that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will be able to enter into commercial production of our mineral property.

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended March 31
			Percentage
	2006	2005	Increase / (Decrease)
Accounting	$9,760	$6,140	59.0%
Bank Charges	35	103	(66.0)%
Exploration & Development	11,050	1,215	809.5%
Legal	20,153	23,275	(13.4)%
Office Administration	414	6,000	(93.1)%
Property Rights	-	-	N/A
Regulatory Expenses	4,874	6,404	(23.9)%
Rent	2,700	3,000	(10.0)%
Telephone	103	-	N/A
Travel & Entertainment	-	-	N/A
Total	$49,089	$46,137	6.4%

The majority of our expenses for the year ended March 31, 2006 consisted of professional and regulatory expenses associated with preparing and filing our Registration Statement on Form SB-2 under the Securities Act and meeting our ongoing reporting obligations under the Exchange Act, and expenses associated with our mineral exploration activities. The increases in our expenses for the year ended March 31, 2006 compared to the year ended March 31, 2005 are largely due to the increased expenses associated with our mineral exploration activities during the current fiscal year.

We anticipate that our operating expenses will increase significantly as we continue to undertake our plan of operation and pursue our exploration program for the Magnolia Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program. However, there are no assurances that such a determination will be made.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At March 31,	At March 31,	Percentage
	2006	2005	Increase / (Decrease)
Current Assets	$18,801	$7,941	136.8%
Current Liabilities	(16,013)	(16,064)	(0.3)%
Working Capital (Deficit)	$2,788	$(8,123)	134.3%

Cash Flows

	Year Ended March 31
	2006	2005
Net Cash Used In Operating Activities	$(57,076)	$(38,859)
Net Cash From (Used In) Investing Activities	-	-
Net Cash From Financing Activities	60,000	45,000
Net Decrease In Cash During Period	$2,924	$6,141

During the fiscal year ended March 31, 2006, we had no revenue. On September 30, 2005, we obtained financing in the amount of $60,000 as a result of the private placement sale of 800,000 shares of our common stock. The funds received from these financings will be used to fund our exploration program for the Magnolia Claim and to meet our current obligations as they become due.

Our working capital increased as a result of the financing from the private placement on September 30, 2005. Our cash on hand as of March 31, 2006 is $10,865. As such, we currently have sufficient cash to meet the anticipated costs of completing the remainder of Phases III of our exploration program. However, there is no assurance that the actual costs of completing those phases of our exploration program will not exceed our estimates. Additionally, if our board of directors decides to proceed through to Phase IV of our exploration program, of which there is no assurance, we will need additional financing in order to complete Phase IV. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

Future Financing

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, our auditors stated in their report to our audited financial statements for the year ended March 31, 2006 that they have substantial doubt about our ability to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 to the audited financial statements included in this Annual Report.

Exploration Stage Company

We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially minable reserves, we plan to prepare for mineral extraction and enter the development stage. To date, the exploration stage of our operations consists of the contracting with a geologist to sample and assess the mining viability of our claim.

Mineral Rights

Mineral rights and related exploration costs have been expensed as their recoverability is presumed to be insupportable during the exploration stage.

Pro Forma Compensation Expense

We account for costs of stock-based compensation in accordance with APB No. 25, “Accounting for Stock Based Compensation” instead of the fair value based method in SFAS No. 123. No stock options have been issued by us. Accordingly, no pro forma compensation expense is reported in these financial statements.

Use of Estimates

Our management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

RISKS AND UNCERTAINTIES

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

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

As of March 31, 2006, we have cash in the amount of $10,865 and working capital of approximately $2,788. Our business plan calls for significant expenses in connection with the exploration of our mineral claims. We have completed Phases I and II of our exploration program and commenced Phase III of our exploration program. Our current operating funds may only cover the estimated costs of Phase III. In order for us to perform any further exploration or extensive testing we will need to obtain additional financing. Until we obtain additional financing our directors and officers have agreed to fund our property exploration costs and working capital requirements for the next twelve months. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $179,712 for the period from December 21, 2000 (inception) to March 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this Annual Report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended March 31, 2006. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no reserves will be found and our business will fail.

We are in the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 21, 2000 and, to date, have been involved primarily in organizational activities and the acquisition of the Magnolia Claim. We have not earned any revenues as of the date of this Annual Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find reserves of gold, silver, copper, and iron in our mineral claim. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

As we undertake exploration of our mineral claim, we will be subject to compliance with government regulation that may increase the anticipated cost of our exploration program. Our failure to make required payments or expenditures could cause us to lose title to the mineral claims.

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

In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is $89 (CDN$100) per 25 hectare unit in the first three years and $178 (CDN$200) per 25 hectare unit in subsequent years plus a recording fee of $8.90 (CDN$10) per 25 hectare unit annually. The mineral claim consists of 450 hectares. As such, the minimum exploration expenditures and/or filing fee required to maintain the Magnolia Claim in good standing is anticipated to be $3,364 (CDN$3,780) annually. The claim is in good standing until April 29, 2008. If we fail to incur the minimum exploration expenditures or make any of the required payments in lieu thereof, we could lose title to the Magnolia Claim.

If we receive positive results from our exploration program and we decide to pursue commercial production, we may be subject to an environmental review process that may delay or prohibit commercial production.

If the results of our geological exploration program indicate reserves on our mineral claim, and we decide to pursue commercial production of our mineral claim, we may be subject to an environmental review process under the Federal and Provincial Environmental Assessment Acts (“EAA”). Compliance with an environmental review process may be costly and may delay commercial production. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Permits, issued by the British Columbia Ministry of Energy, Mines and Petroleum Resources under the provisions of the British Columbia EAA, are required for approval of reclamation programs. Permits, issued by the Ministry of Environment, Lands and Parks under the provisions of the Federal EAA, are required for any air emissions and water discharges from a minesite.

Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make an application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application, and can cost between $100 and $500, depending on the scope of the permit. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Magnolia Claim (grid establishment, geological mapping, soil sampling, and geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

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

(vi)	The socio-economic impact of the project will have to be evaluated and, if deemed negative, will have to be remediated; and

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

Title to our Magnolia Claim is registered in the name of another person. Our failure to register legal title to the claim in our name may result in the loss of our interest in the claim.

Under British Columbia law, title to British Columbia mineral claims can only be held by individuals, British Columbia corporations or foreign corporations extra-provincially registered in British Columbia. Since we are a Nevada corporation and we are not extra-provincially registered in British Columbia, Canada, we are not legally allowed to hold claims in British Columbia. Title to the Magnolia Claim is not held in our name. Title to the claim is being held in trust by Lorrie Ann Archibald, a British Columbia resident from whom we purchased our mineral claim. In the event Ms. Archibald were to transfer legal title to our mineral claim to another party, we may not have a claim against the third party and may be forced to commence an action against Ms. Archibald. There is no assurance that we would succeed in recovering legal title to our mineral claim or recover damages from Ms. Archibald in such instance.

If a market for our common stock does not develop, shareholders may be unable to sell their shares.

There is currently no market for our common stock and a market may never develop. We are currently applying for listing of our common stock on the Over-the-Counter Bulletin Board. However, our shares may never be traded on the bulletin board or, if traded, a public market may never materialize. If our common stock is not traded on the bulletin board or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased and may lose all of their investment.

If a market for our common stock develops, our stock price may be volatile.

If a market for our common stock develops, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

  the results of our geological exploration program;
  our ability or inability to arrange for financing;
  commodity prices for silver, gold, copper, and iron; and
  conditions and trends in the mining industry.

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

Mr. John Curtis, our president and sole director, controls 47.1% of our issued and outstanding shares of common stock. Accordingly, in accordance with our articles of incorporation and bylaws, Mr. Curtis is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Curtis may not be, at all times, the same as those of other shareholders. Since Mr. Curtis is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Curtis exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Curtis will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. Curtis may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

Because Our Stock Is A Penny Stock, Stockholders Will Be More Limited In Their Ability To Sell Their Stock.

The Securities and Exchange Commission (the “SEC”) has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system.

Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

3.	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

4.	contains a toll-free telephone number for inquiries on disciplinary actions;

5.	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

6.	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

ITEM 7. FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of March 31, 2006, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as of March 31, 2006 and 2005;	F-3

3.	Statements of Operations and Accumulated Deficit for the years ended March 31, 2006 and 2005 and the period from inception on December 21, 2000 to March 31, 2006;	F-4

4.	Statements of Changes in Stockholders’ Equity for the period from inception on December 21, 2000 through March 31, 2006;	F-5

5.	Statements of Cash Flows for the years ended March 31, 2006 and 2005 and the period from inception on December 21, 2000 to March 31, 2006;	F-6

6.	Notes to the Financial Statements; and	F-7

7.	Supplemental Statement: Statements of Operating Expenses for the years ended March 31, 2006 and 2005 and the period from inception on December 21, 2000 to March 31, 2006.	F-12

GREENLITE VENTURES, INC.

FINANCIAL STATEMENTS

MARCH 31, 2006 AND MARCH 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures, Inc.
Blaine, Washington

We have audited the accompanying balance sheet of Greenlite Ventures, Inc., an exploration stage company, as of March 31, 2006 and March 31, 2005 and the related statements of operations and accumulated deficit, changes in stockholders’ equity, and statement of cash flows for the years then ended, and for the period December 21, 2000 (date of inception) to March 31, 2006. These financial statements are the responsibility of Greenlite Ventures’ management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenlite Ventures, Inc. as of March 31, 2006 and March 31, 2005, and the results of its operations, changes in stockholders’ equity and cash flows for the years then ended, and for the period December 21, 2000 (date of inception) to March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental statement of operating expenses is presented for the purposes of additional analysis and is not a required part of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California
June 20, 2006

GREENLITE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	MARCH 31,		MARCH 31,
	2006		2005

Current Assets
Cash	$10,865		$7,941
Receivable – Trust Account	7,936		-0-

Total Current Assets	18,801		7,941

TOTAL ASSETS	$18,801		$7,941

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$16,013		$16,064

Total Current Liabilities	16,013		16,064

Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
10,600,000 shares and 9,800,000
issued	10,600		9,800
Additional Paid in Capital	171,900		112,700
Accumulated deficit	<179,712	>	<130,623	>

Total Stockholders' Equity/<Deficit>	2,788		<8,123	>

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$18,801		$7,941

See Notes to Financial Statements

GREENLITE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

		YEAR ENDED			YEAR ENDED			INCEPTION to
		MARCH 31, 2006			MARCH 31, 2005			MARCH 31, 2006
Revenues		$-0-			$-0-			$-0-

Operating Expenses		<49,089	>		<46,137	>		<179,712	>

Loss Before Provision for		<49,089	>		<46,137	>		<179,712	>
Income Taxes

Provision for Income Taxes		-0-			-0-			-0-

Net Loss		<49,089	>		<46,137	>		<179,712	>

Accumulated Deficit,
Beginning of Period		<130,623	>		<84,486	>		-0-

Accumulated Deficit,
End of Period	$	<179,712	>	$	<130,623	>	$	<179,712	>

Net Loss per Share	$	<0.005	>	$	<0.005	>	$	<0.024	>

Weighted Average
Shares Outstanding		10,300,000			9,406,250			7,565,476

See Notes to Financial Statements

GREENLITE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock				Additional		Accumulated		Total
			Dollar		Paid in		Deficit		Stockholders'
	Shares		Amount		Capital				Equity

Balances, December 21, 2000
(Date of Inception)	----	$	----	$	----	$	----	$	----

Stock Subscriptions Received
$0.001 per share
February 14, 2001	----		----		2,500		----		2,500

Net Loss, Period Ended
March 31, 2001	----		----		----		(1,310)		(1,310)

Balances, March 31, 2001	----	$	----		$2,500		$(1,310)		$1,190

Stock Subscriptions Received
$0.001 per share
February 25, 2002	----		----		2,500		----		2,500

Common Stock Issued
$0.001 per share
February 28, 2002	7,500,000		7,500		(5,000)		----		2,500

Net Loss, Period Ended
March 31, 2002	----		----		----		(8,244)		(8,244)

Balances, March 31, 2002	7,500,000		$7,500		----		$(9,554)		$(2,054)

Common Stock Issued
$0.05 per share
November 30, 2002	1,400,000		1,400		68,600		----		70,000

Net Loss, Period Ended
March 31, 2003	----		----		----		(29,203)		(29,203)

Balances, March 31, 2003	8,900,000		$8,900		$68,600		$(38,757)		$38,743

Net Loss, Period Ended
March 31, 2004	----		----		----		(45,729)		(45,729)

Balances, March 31, 2004	8,900,000		$8,900		$68,600		$(84,486)		$(6,986)

Common Stock Issued
$0.05 per share
September 30, 2004	900,000		900		44,100		----		45,000

Net Loss, Period Ended
March 31, 2005	----		----		----		(46,137)		(46,137)

Balances, March 31, 2005	9,800,000		$9,800		$112,700		$(130,623)		$(8,123)

Common Stock Issued
$0.075 per share
October 6, 2005	800,000		800		59,200		----		60,000

Net Loss, Period Ended
March 31, 2006	----		----		----		(49,089)		(49,089)

Balances, March 31, 2006	10,600,000		$10,600		$171,900		$(179,712)		$2,788

See Notes to Financial Statements

GREENLITE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

		YEAR ENDED			YEAR ENDED			INCEPTION to
		MAR 31, 2006			MAR 31, 2005			MARCH 31, 2006
Cash Flows from
Operating Activities:

Net Loss	$	<49,089	>	$	<46,137	>	$	<179,712	>

Adjustments to Reconcile Net
Income to Net Cash Provided/
<Used> by Operating Activities:
<Increase>Decrease in:
Prepaid Expenses		-0-			3,010			-0-
Receivable – Trust Account		<7,936	>		-0-			<7,936	>
Increase<Decrease> in:
Accounts Payable		<51	>		4,268			16,013

Net Cash Provided/<Used> by
Operating Activities		<57,076	>		<38,859	>		<171,635	>

Cash Flows from
Investing Activities:		-0-			-0-			-0-

Cash Flows from
Financing Activities:

Proceeds from Issuance of
Common Stock		60,000			45,000			182,500

Cash Provided by
Financing Activities		60,000			45,000			182,500

Net Increase/<Decrease> in Cash		2,924			6,141			10,865

Cash at Beginning of Period		7,941			1,800			-0-

Cash at End of Period		$10,865			$7,941			$10,865

See Notes to Financial Statements

GREENLITE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Greenlite Ventures, Inc. was incorporated on December 21, 2000 in the state of Nevada. The Company acquires and develops certain mineral rights in Canada.

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

GREENLITE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

Fair Value of Financial Instruments
Financial accounting Standards Statement No. 107, "Disclosures About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

GREENLITE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Per Share Information
The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended March 31, 2006 and March 31, 2005 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company currently rents administrative office space under a monthly renewable contract.

Litigation
The Company is not presently involved in any litigation.

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

GREENLITE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $179,712 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

	YEAR ENDED	YEAR ENDED	INCEPTION to
	MARCH 31, 2006	MARCH 31, 2005	MARCH 31, 2006

Operating Expenses
Accounting	$9,760	$6,140	$35,105
Bank Charges	35	103	138
Exploration & Development	11,050	1,215	18,265
Legal	20,153	23,275	70,630
Office Administration	414	6,000	20,447
Property Rights	-0-	-0-	4,000
Regulatory Expenses	4,874	6,404	12,246
Rent	2,700	3,000	13,850
Telephone	103	-0-	1,362
Travel & Entertainment	-0-	-0-	3,669

Total Operating Expenses	$49,089	$46,137	$179,712

See Notes to Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the year ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the names and positions of our officers and directors as of the filing of this Annual Report:

Name and Address	Age	Office(s) Held
John Curtis 6280 Nelson Avenue West Vancouver, BC, Canada	46	President, Chief Executive Officer, and Sole Member of the Board of Directors
Douglas King 271 - 1951 Glen Drive Vancouver, BC, Canada	73	Secretary, Treasurer and Chief Financial Officer

Set forth below is a brief description of the background and business experience of our officers and directors.

John Curtis is our President, Chief Executive Officer, and the sole member of our board of directors and has served in those capacities since January 1, 2003. Mr. Curtis has been employed since 1994 as a designer specializing in the field of electrical design and drafting. From 1994 to 1996, Mr. Curtis worked as an electrical drafter for SNC-Lavalin Group Inc., a Canadian engineering and construction company. From 1996 to 2000 Mr. Curtis worked as an electrical drafter with Spectra Telecom, a worldwide telecommunication system integrator. From 2000 to 2004, Mr. Curtis was employed as an electrical designer with Cochrane Group Inc., a company which provides integrated, multi-discipline engineering and project management services across Canada and the U.S. From 2004 to present, Mr. Curtis is employed by PBA Engineering, where he is involved in the design of security systems and camera installations for the Vancouver Ports and the Ministry of British Columbia.

Douglas King is our Secretary and Treasurer, and has served in those capacities since January 1, 2003 and October 31, 2002, respectively. Mr. King is also our Chief Financial Officer. In 1961, Mr. King formed Douglas King Agencies Ltd. (“DKA”) which serves as a manufacturer‘s agent in the Provinces of British Columbia and Alberta, Canada, and also provides property development services and assistance with construction projects in Canada. Mr. King has been self-employed as the principal of DKA since 1961.

Mr. Curtis and Mr. King do not have formal training as geologists or in the technical or managerial aspects of management of a mineral exploration company. Their prior managerial and consulting positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training and experience in the mining industry. We rely on our independent geological consultant, Paul Reynolds, to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

We presently do not pay our directors and officers any salary or consulting fee. In this regard, we presently have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise.

KEY CONSULTANTS

Paul Reynolds is our consulting geologist. Mr. Reynolds is a professional geoscientist registered in good standing with the Association of Professional Engineers and Geoscientists of British Columbia, Canada. Mr.

Reynolds has been engaged in geological work continuously from 1987 to present, in North and South America. He graduated from the University of British Columbia with a Bachelor of Science degree in geology in 1987.

We have a verbal agreement with Mr. Reynolds to provide us with consulting services on request, in accordance with standard industry practices. Pursuant to the terms of the agreement, Mr. Reynolds agreed to provide us with geological consulting services in accordance with the geological exploration program prepared by Mr. Reynolds. The length of time Mr. Reynolds will perform consulting services for Greenlite is based on whether we continue to proceed with each phase of the exploration program. Mr. Reynolds is not involved in the day to day operations of Greenlite. He is our geological consultant who was hired to perform our planned geological exploration program. Any decisions made by our management with respect to proceeding with each of the phases outlined in our exploration program are based on Mr. Reynolds recommendations following the completion of each phase of the exploration program.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establish various committees during the current fiscal year.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended March 31, 2006, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

COMPENSATION TO EXECUTIVE OFFICERS

Since our inception on December 21, 2000, no compensation has been awarded to, earned by or paid to our executive officers by us or any other persons.

STOCK OPTION GRANTS

Since our inception on December 21, 2000, we have not granted any stock options or stock appreciation rights to any of our executive officers.

LONG-TERM INCENTIVE PLANS

We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

COMPENSATION OF DIRECTORS

We have no arrangements for the compensation of any of our directors.

EMPLOYMENT CONTRACTS

We have no employment contracts, termination of employment or change-in-control arrangements with any of our executive officers or directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2006 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) named executive officers, and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Directors and Officers
Common Stock	John Curtis President and Director 6280 Nelson Avenue West Vancouver, BC, Canada	5,001,000 Direct	47.2%
Common Stock	Douglas King Secretary and Treasurer 271 - 1951 Glen Drive Vancouver, BC, Canada	1,000 Direct	*
Common Stock	All Officers and Directors as a Group (2 persons)	5,002,000	47.2%

Holders of More than 5% of our Common Stock
Common Stock	Gordon King H 65 Eaton Square London, England(2)	2,500,000 Direct	23.6%
Common Stock	John Curtis President and Director 6280 Nelson Avenue West Vancouver, BC, Canada	5,001,000 Direct	47.1%

Notes

*	Represents less than 1%
(1)

Applicable percentage of ownership is based on 10,600,000 shares of common stock issued and outstanding as of March 31, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Douglas King is the father of Gordon King.

CHANGES IN CONTROL

We are not aware of any arrangement that might result in a change in control in the future.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the past two years, or in any proposed transaction to which we propose to be a party:

(A)	any director or officer;

(B)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or

(C)	any immediate relative or spouse of any of the foregoing persons.

Except as disclosed below, none of the following parties has, during the last two years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
  Any of our promoters; and
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

Mr. John Curtis acquired 5,000,000 shares of our common stock at a price of $0.001 per share. This issuance was made to Mr. Curtis, who is a sophisticated individual and was in a position of access to relevant and material information regarding our operations. The shares were issued pursuant to Section 4(2) of the Securities Act and are restricted shares as defined in the Securities Act. Pursuant to Rule 405 of the Securities Act, Mr. Curtis may be deemed to be our promoter by virtue of his role in founding and organizing our company. Mr. Curtis has not entered into any agreement with us in which he is to receive from us or provide to us anything of value.

We have a verbal agreement with our geologist to provide us with consulting services on request, in accordance with standard industry practices.

ITEM 13. EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
5.1	Opinion of O’Neill Law Group PLLC.(1)
10.1	Mineral Claim Purchase Agreement between Greenlite Ventures Inc. and Lorrie Ann Archibald dated April 30, 2002.(1)
10.2	Bill of Sale. (1)
14.1	Code of Ethics.
23.1	Consent of Sarna & Company, Certified Public Accountants.(1)
23.2	Consent of Paul Reynolds, P.Geo., Consulting Geologist.(1)
23.3	Consent of O’Neill Law Group PLLC.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2006 and 2005 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2006	Year Ended March 31, 2005
Audit Fees	$5,940	$4,970
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$5,940	$4,970

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date: June 29, 2006	By:	/s/ John Curtis
JOHN CURTIS
President and Chief Executive Officer
(Principal Executive Officer)
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2006	By:	/s/ John Curtis
JOHN CURTIS
President, Chief Executive Officer
(Principal Executive Officer)
Director

Date: June 29, 2006	By:	/s/ Douglas King
DOUGLAS KING
Treasurer, Secretary and Chief Financial Officer
(Principal Accounting Officer)