Form 10QSB
period 2006-06-30
GREENLITE VENTURES INC
filed 2006-08-14
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2006

[           ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period  ________ to  ________

COMMISSION FILE NUMBER 000-51773

GREENLITE VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2170874
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 201
Blaine, WA 98230
(Address of principal executive offices)

(360) 318-3028
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 8, 2006, the Issuer had 10,600,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that can be expected for the year ending March 31, 2007.

As used in this Quarterly Report, the terms "we", "us", "our", and “Greenlite” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GREENLITE VENTURES INC.

FINANCIAL STATEMENTS

JUNE 30, 2006

F-ii

To the Board of Directors
Greenlite Ventures Inc.
Blaine, Washington

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of June 30, 2006, and the statements of operations and accumulated deficit, changes in stockholders’ equity, and cash flows for the three month periods ended June 30, 2006 and June 30, 2005, and for the period December 21, 2000 (date of inception) to June 30, 2006. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Greenlite Ventures Inc. as of March 31, 2006, and the related statements of operations and accumulated deficit, changes in stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated June 20, 2006, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Greenlite Ventures Inc.’s ability to continue as a going concern as described in Note 6 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California
August 10, 2006

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	June 30,	March 31,
	2006	2006

Current Assets
Cash	$3,608	$10,865
Receivable – Trust Account	4,940	7,936
Total Current Assets	8,548	18,801

TOTAL ASSETS	$8,548	$18,801

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and
Accrued Expenses	$20,168	$16,013

Total Current Liabilities	20,168	16,013

Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
10,600,000 shares issued	10,600	10,600
Additional Paid in Capital	171,900	171,900
Deficit Accumulated during
the Exploration Stage	(194,120)	(179,712)
Total Stockholders' Equity/<Deficit>	(11,620)	2,788

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/<DEFICIT>	$8,548	$18,801

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2006	2005	JUNE 30, 2006
Revenues	$-0-	$-0-	$-0-
Operating Expenses	(14,408)	(7,102)	(194,120)
Loss Before Provision for
Income Taxes	(14,408)	(7,102)	(194,120)

Provision for Income Taxes	(-0-)	(-0-)	(-0-)
Net Loss	(14,408)	(7,102)	(194,120)
Accumulated Deficit,
Beginning of Period	(179,712)	(130,623)	(-0-)
Accumulated Deficit,
End of Period	$(194,120)	$(137,725)	$(194,120)

Net Loss per Share	$(0.001)	$(0.001)	$(0.025)
Weighted Average
Shares Outstanding	10,600,000	10,600,000	7,703,409

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock				Additional		Accumulated		Total
			Dollar		Paid in		Deficit		Stockholders'
	Shares		Amount		Capital				Equity

Balances, December 21, 2000
(Date of Inception)	----	$	----	$	----	$	----	$	----

Stock Subscriptions Received
$0.001 per share
February 14, 2001	----		----		2,500		----		2,500

Net Loss, Period Ended
March 31, 2001	----		----		----		(1,310)		(1,310)

Balances, March 31, 2001	----	$	----		$2,500		$(1,310)		$1,190

Stock Subscriptions Received
$0.001 per share
February 25, 2002	----		----		2,500		----		2,500

Common Stock Issued
$0.001 per share
February 28, 2002	7,500,000		7,500		(5,000)		----		2,500

Net Loss, Period Ended
March 31, 2002	----		----		----		(8,244)		(8,244)

Balances, March 31, 2002	7,500,000		$7,500		----		$(9,554)		$(2,054)

Common Stock Issued
$0.05 per share
November 30, 2002	1,400,000		1,400		68,600		----		70,000

Net Loss, Period Ended
March 31, 2003	----		----		----		(29,203)		(29,203)

Balances, March 31, 2003	8,900,000		$8,900		$68,600		$(38,757)		$38,743

Net Loss, Period Ended
March 31, 2004	----		----		----		(45,729)		(45,729)

Balances, March 31, 2004	8,900,000		$8,900		$68,600		$(84,486)		$(6,986)

Common Stock Issued
$0.05 per share
September 30, 2004	900,000		900		44,100		----		45,000

Net Loss, Period Ended
March 31, 2005	----		----		----		(46,137)		(46,137)

Balances, March 31, 2005	9,800,000		9,800		112,700		(130,623)		(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000		800		59,200		----		60,000

Net Loss, Period Ended
March 31, 2006	----		----		----		(49,089)		(49,089)

Balances, March 31, 2006	10,600,000		10,600		171,900		(179,712)		$2,788

Net Loss, Period Ended
June 30, 2006	----		----		----		(14,408)		(14,408)

Balances, June 30, 2006	10,600,000		$10,600		$171,900		$(194,120)		$(11,620)

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2006	2005	JUNE 30, 2006

Cash Flows from
Operating Activities:

Net Loss	$(14,408)	(7,102)	$(194,120)

Adjustments to Reconcile
Net Income to Net Cash
Provided/(Used) by
Operating Activities:
(Increase)Decrease in:
Receivable–Trust Account	2,996	-0-	(4,940)
Increase(Decrease) in:
Accounts Payable	4,155	5,488	20,168

Net Cash Used by
Operating Activities	(7,257)	(1,614)	(178,892)

Cash Flows from
Investing Activities	-0-	-0-	-0-

Cash Flows from
Financing Activities:
Proceeds Related to
Issuance of Common Stock	-0-	-0-	182,500

Net Cash Provided by
Financing Activities	-0-	-0-	182,500

Net Increase (Decrease) in Cash	(7,257)	(1,614)	3,608

Cash at Beginning of Period	10,865	7,941	-0-

Cash at End of Period	$3,608 $	6,327	$3,608

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006
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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006
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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended June 30, 2006 and June 30, 2005 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – STOCK SUBSCRIPTION LIABILITY

This liability represents funds received by the Company prior to the actual issuance of stock.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company currently rents administrative office space under a monthly renewable contract.

Litigation
The Company is not presently involved in any litigation.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006
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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $194,120 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful Exploration of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2006	2005	JUNE 30, 2006
Operating Expenses:
Accounting	$6,090	$-0-	$41,195
Bank Charges	-0-	-0-	138
Exploration and Development	-0-	-0-	18,265
Legal	5,031	5,488	75,661
Office Administration	25	414	20,472
Property Rights	-0-	-0-	4,000
Regulatory Expenses	2,635	1,200	14,881
Rent	600	-0-	14,450
Telephone	27	-0-	1,389
Travel & Entertainment	-0-	-0-	3,669

Total Operating Expenses	$14,408	$7,102	$194,120

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

Acquisition of the Magnolia Claim

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

Title to our mineral claim is not held in our name. Title to the claim is recorded in the name of Lorrie Ann Archibald in trust, a British Columbia resident from whom we purchased our mineral claim. If Ms. Archibald were to transfer legal title to our mineral claim to another party, we may not have a claim against the third party and may be forced to commence an action against Ms. Archibald. There is no assurance that we would succeed in recovering legal title to our mineral claim or recover damages from Ms. Archibald in such instance.

Description and Location of the Magnolia Claim

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

Phase I Exploration – April, 2003

Phase I of our exploration program, consisting of a thorough assessment of the known showings along with basic geological mapping and rock sampling, was conducted on April 18 and 19, 2003 at a cost of $4,003. Our geologist visited the Magnolia Claim property during this period, at which time the Capsheaf showing was re-located and several traverses were made in the suspected area of the Milner Trench on the property. Four rock samples were collected from the Capsheaf area of the property.

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

The phased program of exploration activities is intended to generate and prioritize targets to test by trenching or drilling. The initial exploration activities on the Magnolia Claim (grid establishment, geological mapping, soil sampling, and geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits. Applications for any permits are expected to be submitted well in advance of the planned work.

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

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months (US$)
Professional Fees	$15,000
Office Expenses	$1,000
Mineral Exploration Expenses	$4,500
TOTAL	$20,500

We had cash in the amount of approximately $3,608 as of June 30, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $20,500. As such, we do not have sufficient cash to fund our operations for the next twelve months. The majority of our expenditures are due to general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act and our ongoing mineral exploration expenses. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Until we obtain additional financing our directors and officers have agreed to fund our property exploration costs and working capital requirements for the next twelve months. After the twelve month period, and in the event we decide to proceed with Phase IV of our exploration program, we will require additional financing for any operational or exploratory expenses. We currently do not have any arrangement for additional funding, and there can be no assurances that we will obtain financing when required.

We intend to generate revenue through the sale and production of precious metals, including gold and silver, and/or commercial metals found on our property. As of the date of this Quarterly Report, we have not established that minerals exist on our property of a type and in a quantity and concentration that would warrant commercial mining. There can be no assurance that commercially viable mineral deposits will be found to exist on our property, or that we will be able to design a commercially viable process to extract the precious metals.

During this exploration stage, our officers will only be devoting approximately five hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting us over the next twelve months as all exploratory work is being performed by our geological consultant, Mr. Reynolds, who contracts with appropriately experienced parties to complete work programs. If, however, the demands of our business require more business time of our officers, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business. However, they may not be able to devote sufficient time to the management of our business, as and when needed.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended June 30
			Percentage
	2006	2005	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(14,408)	(7,102)	102.9%
Net Loss	$(14,408)	$(7,102)	102.9%

Revenue

We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover proven reserves on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs.

Expenses

Our expenses for the interim period ended June 30, 2006 consisted of the following:

	Three Months Ended June 30
			Percentage
	2006	2005	Increase / (Decrease)
Accounting	$6,090	$-	100.0%
Legal	5,031	5,488	8.3%
Office Administration	25	414	(94.0)%
Regulatory Expenses	2,635	1,200	119.6%
Rent	600	-	100.0%
Telephone	27	-	100.0%
Total	$14,408	$7,102	102.9%

The majority of our expenses for the three months ended June 30, 2006 consisted of professional and regulatory expenses associated with meeting our ongoing reporting obligations under the Exchange Act.

We anticipate that our expenses will increase significantly as we continue to undertake our plan of operation and pursue our exploration program for the Magnolia Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program. However, there are no assurances that such a determination will be made.

Liquidity And Capital Resources

Working Capital

			Percentage
	At June 30, 2006	At March 31, 2006	Increase / (Decrease)
Current Assets	$8,548	$18,801	(54.5)%
Current Liabilities	(20,168)	(16,013)	25.9%
Working Capital	$(11,620)	$(2,788)	316.8%

Cash Flows
	Three Months Ended	Three Months Ended
	June 30, 2006	June 30, 2005
Cash Flows Used By Operating Activities	$(7,257)	$(1,614)
Cash Flows From (Used By) Investing Activities	-	-
Cash Flows From (Used By) Financing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(7,257)	$(1,614)

Our working capital deficit increased as a result of increases in our accounts payable and accrued expenses associated with our administrative expenses and retainer fees paid in advance, and increases in our professional fees associated with our ongoing reporting obligations under the Exchange Act. Our cash on hand as of June 30, 2006 was $3,608. As such, we currently do not have sufficient cash to meet the anticipated costs of completing the remainder of Phases III of our exploration program. As such, we will require additional financing in order to complete Phase III. There is also no assurance that the actual costs of completing this phase of our exploration program will not exceed our estimates. Additionally, if our board of directors decides to proceed through to Phase IV of our exploration program, of which there is no assurance, we will need additional financing in order to complete Phase IV. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

Future Financing

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, our auditors stated in their report to our audited financial statements for the year ended March 31, 2006 that they have substantial doubt that we will be able to continue as a going concern.

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

Exploration Stage Company

We have been in the exploration stage since our formation and have not yet realized any revenues from our operations. We are primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially minable reserves, we plan to prepare for mineral extraction and enter the development stage. To date, the exploration stage of our operations has consisted of contracting with a geologist to sample and assessing the mining viability of our mineral claim.

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

Use of Estimates

Management uses estimates and assumptions in preparing our financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

RISKS AND UNCERTAINTIES

Because our executive officers do not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

John Curtis and Douglas King, our executive officers and directors, do not have any formal training as geologists or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

If we do not obtain additional financing, our business will fail.

As of June 30, 2006, we had cash in the amount of $3,608 and working capital deficit of approximately $11,620. Our business plan calls for significant expenses in connection with the exploration of our mineral claim. We have completed Phases I and II of our exploration program and commenced Phase III of our exploration program. Our current operating funds are insufficient to complete Phase III of our exploration program. In order for us to perform any further exploration or extensive testing we will need to obtain additional financing. Until we obtain additional financing our directors and officers have agreed to fund our property exploration costs and working capital requirements for the next twelve months. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $194,120 for the period from December 21, 2000 (inception) to June 30, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We are in the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 21, 2000 and, to date, have been involved primarily in organizational activities and the acquisition of the Magnolia Claim. We have not earned any revenues as of the date of this Quarterly Report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find reserves of gold, silver, copper, and iron in our mineral claim. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral property that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

Even if we discover proven reserves of precious metals on our mineral claim, we may not be able to successfully commence commercial production.

Our mineral claim does not contain any known bodies of ore. If our exploration programs are successful in discovering proven reserves on our mineral claim, we will require additional funds in order to place the Magnolia Claim into commercial production. The expenditures to be made by us in the exploration of our mineral claim in all probability will be lost as it is an extremely remote possibility that the mineral claim will contain proven reserves. The funds required for commercial mineral production can range from several million to hundreds of millions. We currently do not have sufficient funds to place our mineral claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market prices for gold, silver, copper and iron, and the costs of exploring for or mining these materials. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Because we will need additional financing to fund our exploration activities, there is substantial doubt about our ability to continue as a going concern. At this time, there is a risk that we will not be able to obtain such financing as and when needed.

We have no known mineral reserves and if we cannot find any we will have to acquire additional mineral claims or cease our operations.

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do so, we will have to cease operations and you will lose your investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. The chances of finding reserves on our mineral property are remote and funds expended on exploration will likely be lost. If the results of exploration do not reveal mineral reserves, we may decide to abandon our claim and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any additional mineral claims and/or funding arrangements for the purpose of acquiring additional mineral claims.

Because we anticipate that our operating expenses will increase prior to our earning revenues, we may never achieve profitability.

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

Our executive officers, John Curtis and Douglas King, are employed on a full time basis by other companies. Because we are in the early stages of our business, Mr. Curtis and Mr. King will not be spending a significant amount of time on our business. Mr. Curtis and Mr. King each expect to expend approximately 5 hours per week on our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders.

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

In the Province of British Columbia, the recorded holder of a mineral claim is required to perform a minimum amount of exploration work on a claim or make payment in the equivalent sum in lieu of work. The fee is $89 (CDN$100) per 25 hectare unit in the first three years and $178 (CDN$200) per 25 hectare unit in subsequent years plus a recording fee of $8.90 (CDN$10) per 25 hectare unit annually. The mineral claim consists of 450 hectares. As such, the minimum exploration expenditures and/or filing fee required to maintain the Magnolia Claim in good standing is anticipated to be approximately $3,364 (CDN$3,780) annually. The claim is in good standing until April 29, 2008. If we fail to incur the minimum exploration expenditures or make any of the required payments in lieu thereof, we could lose title to the Magnolia Claim.

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

An environmental review process would be required if we plan to construct a producing mine facility with production capacity of 75,000 tonnes (82,500 tons) of mineral ore per year. We would be required to apply under the British Columbia EAA for a determination as to whether an environmental review would be required. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

Title to our mineral claim is registered in the name of another person. Our failure to register legal title to the claim in our name may result in the loss of our interest in the claim.

Under British Columbia law, title to British Columbia mineral claims can only be held by individuals, British Columbia corporations or foreign corporations extra-provincially registered in British Columbia. Since we are a Nevada corporation and we are not extra-provincially registered in British Columbia, Canada, we are not legally allowed to hold claims in British Columbia. Therefore, title to the Magnolia Claim is not held in our name. Title to the claim is being held in trust by Lorrie Ann Archibald, a British Columbia resident from whom we purchased our mineral claim. In the event Ms. Archibald were to transfer legal title to our mineral claim to another party, we may not have a claim against the third party and may be forced to commence an action against Ms. Archibald. There is no assurance that we would succeed in recovering legal title to our mineral claim or recover damages from Ms. Archibald in such instance.

Because our President, John Curtis, owns 47.1% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Curtis are inconsistent with the best interests of other stockholders.

John Curtis, our President and sole director, controls 47.1% of our issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Curtis is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Curtis may not be, at all times, the same as those of other shareholders. Since Mr. Curtis is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Curtis exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Curtis will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our articles of incorporation. This concentration of ownership with Mr. Curtis may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

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

ITEM 3. CONTROLS AND PROCEDURES.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Mineral Claim Purchase Agreement between Greenlite Ventures Inc. and Lorrie Ann Archibald dated April 30, 2002.(1)
10.2	Bill of Sale.(1)
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2006. We have not filed any Current Reports on Form 8-K since June 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	August 14, 2006	By:	/s/ John Curtis
JOHN CURTIS
Chief Executive Officer and President
(Principal Executive Officer )

Date:	August 14, 2006	By:	/s/ Douglas King
DOUGLAS KING
Chief Financial Officer
Secretary and Treasurer
(Principal Accounting Officer)