Form 10QSB
period 2006-09-30
GREENLITE VENTURES INC
filed 2006-11-14
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 2, 2006, the Issuer had 10,600,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that can be expected for the year ending March 31, 2007.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Greenlite” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GREENLITE VENTURES INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of September 30, 2006, and the statements of operations and accumulated deficit, changes in stockholders’ equity, and statements of cash flows for the six month periods ended September 30, 2006 and September 30, 2005, and for the period December 21, 2000 (date of inception) to September 30, 2006. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Sarna & Company
Certified Public Accountants
Westlake Village, California
November 1, 2006

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	September 30,	March 31,
	2006	2006

ASSETS

Current Assets
Cash	$1,786	$10,865
Receivable – Trust Account	-0-	7,936

Total Current Assets	1,786	18,801

TOTAL ASSETS	$1,786	$18,801

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$23,509	$16,013

Total Current Liabilities	23,509	16,013

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value
100,000,000 shares authorized,
10,600,000 shares issued	10,600	10,600
Additional Paid in Capital	171,900	171,900
Deficit Accumulated During the
Exploration Stage	(204,223)	(179,712)

Total Stockholders' Equity (Deficit)	(21,723)	2,788

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$1,786	$18,801

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2006	2005	2006	2005	SEPT. 30, 2006
Revenues	$0	$0	$0	$0	$0
Operating Expenses	(10,103)	(17,745)	(24,511)	(24,847)	(204,233)
Loss Before Provision for
Income Taxes	(10,103)	(17,745)	(24,511)	(24,847)	(204,233)
Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)
Net Loss	(10,103)	(17,745)	(24,511)	(24,847)	(204,233)
Accumulated Deficit,
Beginning of Period	(194,120)	(137,725)	(179,712)	(130,623)	0
Accumulated Deficit,
End of Period	$(204,223)	$(155,470)	$(204,223)	$(155,470)	$(204,223)

Net Loss per Share	$(0.001)	$(0.002)	$(0.002)	$(0.002)	$(0.026)
Weighted Average
Shares Outstanding	10,600,000	10,200,000	10,600,000	10,000,000	7,829,348

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock				Additional		Accumulated		Total
			Dollar		Paid in		Deficit		Stockholders'
	Shares		Amount		Capital				Equity

Balances
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

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances
March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances
March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
September 30, 2006	----	----	----	(24,511)	(24,511)

Balances
September 30, 2005	10,600,000	$10,600	$171,900	$(204,223)	$(21,723)

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	INCEPTION to
	SEPT. 30, 2006	SEPT. 30, 2005	SEPT. 30, 2006

Cash Flows from
Operating Activities:

Net Loss	$(24,511)	$(24,847)	$(204,223)

Adjustments to Reconcile Net
Income to Net Cash Provided/
(Used) by Operating Activities:
(Increase)Decrease in:
Receivable – Trust Account	7,936	(44,985)	-0-
Increase(Decrease) in:
Accounts Payable	7,496	18,289	23,509

Net Cash Used by
Operating Activities	(9,079)	(51,543)	(180,714)

Cash Flows from
Investing Activities	-0-	-0-	-0-

Cash Flows from
Financing Activities:
Proceeds Related to
Issuance of Common Stock	-0-	60,000	182,500

Cash Provided by
Financing Activities	-0-	60,000	182,500

Net Increase (Decrease) in Cash	(9,079)	8,457	1,786

Cash at Beginning of Period	10,865	7,941	-0-

Cash at End of Period	$1,786	$16,398	$1,786

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
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
SEPTEMBER 30, 2006
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
SEPTEMBER 30, 2006
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

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended September 30, 2005 and September 30, 2004 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company currently rents administrative office space under a monthly renewable contract.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006
(Unaudited)

NOTE 4 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Litigation
The Company is not presently involved in any litigation.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $204,223 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful Exploration of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2006	2005	2006	2005	SEPT. 30, 2006

Operating Expenses
Accounting	$3,710	$3,970	$9,800	$2,470	$44,905
Bank Charges	-0-	25	-0-	25	138
Exploration and Development	-0-	11,050	-0-	11,050	18,265
Legal	4,571	2,151	9,602	7,639	80,232
Office Administration	-0-	-0-	25	414	20,472
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	1,187	549	3,822	1,749	16,068
Rent	600	-0-	1,200	1,500	15,050
Telephone	35	-0-	62	-0-	1,424
Travel & Entertainment	-0-	-0-	-0-	-0-	3,669

Total Operating Expenses	$10,103	$17,745	$24,511	$24,847	$204,223

See Accountants’ Review Report and Notes

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

OVERVIEW

We were incorporated on December 21, 2000 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We hold a 100% interest mineral claim that we refer to as the “Magnolia” mineral claim. Our plan of operation is to carry out exploration work on our claim in order to ascertain whether it possesses proven reserves of gold, silver, copper and iron. We will not be able to determine whether or not our mineral claim contains proven reserves until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Recent Corporate Developments - 10% Convertible Note Offering

Our board of directors have approved a private placement of 10% convertible notes for proceeds of up to $50,000. The convertible notes will be due on October 31, 2008 and will bear interest at 10% per annum payable annually. The noteholders will be entitled to convert all or any portion of the notes into shares of common stock of Greenlite at the lesser of $0.10 per share or 75% of the average trading price of Greenlite’s common stock for the 10 trading days immediately preceding the date of conversion. The proceeds of the offering are intended to fund the completion of Phase III of the work program on the Magnolia claim and for working capital purposes. There is no assurance that the offering will be completed.

Acquisition of the Magnolia Claim

We entered into an agreement dated April 30, 2002 (the “Mineral Claim Purchase Agreement”) with Lorrie Ann Archibald of North Vancouver, British Columbia, Canada, to acquire a 100% undivided interest in the Magnolia Claim for consideration of $4,000. Ms. Archibald has executed an undated Bill of Sale transferring title to the Magnolia Claim to us. We intend to file the Bill of Sale with the British Columbia Mineral Titles Office upon our independent geologist’s recommendation to proceed with Phase IV of our planned geological exploration program.

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

A total of 188 soil samples were collected at 50 metre intervals along the lines. Soils were collected at a depth of approximately 30 centimetres utilizing a grub hoe and shovel. Samples were marked with the grid location. If no soil was present at a proposed sample site, the site was moved east or west until a suitable sample could be collected. Soil samples were shipped to Acme Analytical Laboratories Ltd., in Vancouver, British Columbia, Canada, for analysis.

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

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses, subject to additional financing:

Category	Planned Expenditures over the Next Twelve Months
Professional Fees	$15,000
Office Expenses	$1,000
Mineral Exploration Expenses	$4,500
TOTAL	$20,500

We had cash in the amount of $1,786 as of September 30, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $20,500. As such, we do not have sufficient cash to fund our operations for the next twelve months. The majority of our expenditures are due to general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act and our ongoing mineral exploration expenses. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Until we obtain additional financing our directors and officers have agreed to fund our property exploration costs and working capital requirements for the next twelve months. Our board of directors have approved a private placement of 10% convertible notes for proceeds of up to $50,000. The convertible notes will be due on October 31, 2008 and will bear interest at 10% per annum payable annually. The noteholders will be entitled to convert all or any portion of the notes into shares of common stock of Greenlite at the lesser of $0.10 per share or 75% of the average trading price of Greenlite’s common stock for the 10 trading days immediately preceding the date of conversion. The proceeds of the offering are intended to fund the completion of Phase III of the work program on the Magnolia claim and for working capital purposes. There is no assurance that the offering will be completed.

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

RESULTS OF OPERATIONS

Three Month and Six Month Summary

	Three Months Ended September 30			Six Months Ended September 30
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Revenue	$--	$--	N/A	$--	$--	N/A
Expenses	(10,103)	(17,745)	(43.1)%	(24,511)	(24,847)	(1.4)%
Net Loss	$(10,103)	$(17,745)	(43.1)%	$(24,511)	$(24,847)	(1.4)%

Revenue

We have not earned any revenue since inception. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that we will discover proven reserves on our property, or if such deposits are discovered, that we will enter into further exploration programs.

Expenses

Our expenses for the quarters ended September 30, 2006 and September 30, 2005 are outlined in the table below:

	Three Months Ended September 30			Six Months Ended September 30
			Percentage			Percentage
	2006	2005	Increase /	2006	2005	Increase /
			(Decrease)			(Decrease)
Accounting	$3,710	$3,970	(6.5)%	$9,800	$2,470	296.8%
Bank Charges	--	25	(100.0)%	--	25	(100.0)%
Exploration and Development	--	11,050	(100.0)%	--	11,050	(100.0)%
Legal	4,571	2,151	112.5%	9,602	7,639	25.7%
Office Administration	--	--	N/A	25	414	(94.0)%
Regulatory Expenses	1,187	549	116.2%	3,822	1,749	118.5%
Rent	600	--	100.0%	1,200	1,500	(20.0)%
Telephone	35	--	100.0%	62	--	100.0%
TOTAL	$10,103	$17,745	(43.1)%	$24,511	$24,847	(1.4)%

The majority of our expenses for the six months ended September 30, 2006 consisted of professional and regulatory expenses associated with meeting our ongoing reporting obligations under the Exchange Act. We anticipate that our expenses will increase significantly as we continue to undertake our plan of operation and pursue our exploration program for the Magnolia Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program. However, there are no assurances that such a determination will be made.

Liquidity And Capital Resources

Working Capital
			Percentage
	At September 30, 2006	At March 31, 2006	Increase / (Decrease)
Current Assets	$1,786	$18,801	(90.5)%
Current Liabilities	(23,509)	(16,013)	46.8%
Working Capital	$(21,723)	$2,788	(879.2)%

Cash Flows
	Six Months Ended	Six Months Ended
	September 30, 2006	September 30, 2005
Cash Flows Used By Operating Activities	$(9,079)	$(51,543)
Cash Flows From (Used By) Investing Activities	--	--
Cash Flows From (Used By) Financing Activities	--	60,000
Net Increase (Decrease) In Cash During Period	$(9,079)	$8,457

Our working capital decreased as a result of (i) the fact that we did not earn any revenues during the six months ended September 30, 2006, (ii) increases in our accounts payable and accrued expenses associated with our administrative expenses and retainer fees paid in advance, and (iii) increases in our professional fees associated with our ongoing reporting obligations under the Exchange Act. Our cash on hand as of September 30, 2006 was $1,786. As such, we currently do not have sufficient cash to meet the anticipated costs of completing the remainder of Phases III of our exploration program. There is also no assurance that the actual costs of completing this phase of our exploration program will not exceed our estimates. Additionally, if our board of directors decides to proceed through to Phase IV of our exploration program, of which there is no assurance, we will need additional financing in order to complete Phase IV. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

Our board of directors have approved a private placement of 10% convertible notes for proceeds of up to $50,000. The convertible notes will be due on October 31, 2008 and will bear interest at 10% per annum payable annually. The noteholders will be entitled to convert all or any portion of the notes into shares of common stock of Greenlite at the lesser of $0.10 per share or 75% of the average trading price of Greenlite’s common stock for the 10 trading days immediately preceding the date of conversion. The proceeds of the offering are intended to fund the completion of Phase III of the work program on the Magnolia claim and for working capital purposes. There is no assurance that the offering will be completed.

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

Exploration Stage Company

We have been in the exploration stage since our formation and have not yet realized any revenues from our planned operations. We are primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially minable reserves, we plan to prepare for mineral extraction and enter the development stage. To date, the exploration stage of our operations has consisted of contracting with a geologist to sample and assess the mining viability of our mineral claim.

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

John Curtis, our President and sole director, and Douglas King, our Secretary and Treasurer, do not have any formal training as geologists or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

If we do not obtain additional financing, our business will fail.

As of September 30, 2006, we had cash in the amount of $1,786 and working capital deficit of approximately $21,723. Our business plan calls for significant expenses in connection with the exploration of our mineral claim. We have completed Phases I and II of our exploration program and commenced Phase III of our exploration program. Our current operating funds are insufficient to complete Phase III of our exploration program. In order for us to perform any further exploration or extensive testing we will need to obtain additional financing. Until we obtain additional financing, our directors and officers have agreed to fund our property exploration costs and working capital requirements for the next twelve months. We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. Our board of directors have approved a private placement of 10% convertible notes for proceeds of up to $50,000. The proceeds of the offering are intended to fund the completion of Phase III of the work program on the Magnolia claim and for working capital purposes. There is no assurance that the offering will be completed. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $204,233 for the period from December 21, 2000 (inception) to September 30, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

John Curtis, our President and sole director, controls 47.1% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Curtis is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Curtis may not be, at all times, the same as those of other shareholders. Since Mr. Curtis is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Curtis exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Curtis will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. Curtis may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

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

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

1.	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

2.

contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

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

There were no changes in our internal control over financial reporting during the six months ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GREENLITE VENTURES INC.

Date:	November 13, 2006	By:	/s/ John Curtis
JOHN CURTIS
Chief Executive Officer and President
(Principal Executive Officer )

Date:	November 13, 2006	By:	/s/ Douglas King
DOUGLAS KING
Chief Financial Officer
Secretary and Treasurer
(Principal Accounting Officer)