Form 10QSB
period 2006-12-31
GREENLITE VENTURES INC
filed 2007-02-14
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of February 12, 2007, the Issuer had 10,600,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2006 are not necessarily indicative of the results that can be expected for the year ending March 31, 2007.

As used in this Quarterly Report, the terms “we,” “us,” “our,” and “Greenlite” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GREENLITE VENTURES INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of December 31, 2006, and the statements of operations and accumulated deficit, changes in stockholders’ deficit, and statements of cash flows for the nine month periods ended December 31, 2006 and December 31, 2005, and for the period December 21, 2000 (date of inception) to December 31, 2006. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Greenlite Ventures Inc. as of March 31, 2006, and the related statements of operations and accumulated deficit, changes in stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated June 20, 2006, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Greenlite Ventures Inc.’s ability to continue as a going concern as described in Note 6 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2006 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California
January 30, 2007

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	December 31,	March 31,
	2006	2006

ASSETS

Current Assets
Cash	$29,408	$10,865
Receivable – Trust Account	-0-	7,936

Total Current Assets	29,408	18,801

TOTAL ASSETS	$29,408	$18,801

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$16,476	$16,013
Accrued Interest	425	-0-

Total Current Liabilities	16,901	16,013

Long-Term Debt	50,000	-0-

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value
100,000,000 shares authorized,
10,600,000 shares issued	10,600	10,600
Additional Paid in Capital	171,900	171,900
Deficit Accumulated During the
Exploration Stage	(219,993)	(179,712)

Total Stockholders' Equity (Deficit)	(37,493)	2,788

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$29,408	$18,801

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2006	2005	2006	2005	DEC. 31, 2006
Revenues	$0	$0	$0	$0	$0
Operating Expenses	(15,770)	(11,405)	(40,281)	(36,252)	(219,993)
Loss Before Provision for
Income Taxes	(15,770)	(11,405)	(40,281)	(36,252)	(219,993)
Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)
Net Loss	(15,770)	(11,405)	(40,281)	(36,252)	(219,993)
Accumulated Deficit,
Beginning of Period	(204,223)	(155,470)	(179,712)	(130,623)	0
Accumulated Deficit,
End of Period	$(219,993)	$(166,875)	$(219,993)	$(166,875)	$(219,993)

Net Loss per Share	$(0.001)	$(0.001)	$(0.004)	$(0.004)	$(0.028)
Weighted Average
Shares Outstanding	10,600,000	10,600,000	10,600,000	10,200,000	7,944,792

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Unaudited)

	Common Stock				Additional		Accumulated		Total
			Dollar		Paid in		Deficit		Stockholders'
	Shares		Amount		Capital				Equity/(Deficit)

Balances
December 21, 2000
(Date of Inception)	----	$	----	$	----	$	----	$	----

Stock Subscriptions Received
$0.001 per share
February 14, 2001	----		----		2,500		----		2,500

Net Loss, Period Ended
March 31, 2001	----		----		----		(1,310)		(1,310)

Balances
March 31, 2001	----	$	----		$2,500		$(1,310)		$1,190

Stock Subscriptions Received
$0.001 per share
February 25, 2002	----		----		2,500		----		2,500

Common Stock Issued
$0.001 per share
February 28, 2002	7,500,000		7,500		(5,000)		----		2,500

Net Loss, Period Ended
March 31, 2002	----		----		----		(8,244)		(8,244)

Balances
March 31, 2002	7,500,000		$7,500		----		$(9,554)		$(2,054)

Common Stock Issued
$0.05 per share
November 30, 2002	1,400,000		1,400		68,600		----		70,000

Net Loss, Period Ended
March 31, 2003	----		----		----		(29,203)		(29,203)

Balances
March 31, 2003	8,900,000		$8,900		$68,600		$(38,757)		$38,743

Net Loss, Period Ended
March 31, 2004	----		----		----		(45,729)		(45,729)

Balances
March 31, 2004	8,900,000		$8,900		$68,600		$(84,486)		$(6,986)

Common Stock Issued
$0.05 per share
September 30, 2004	900,000		900		44,100		----		45,000

Net Loss, Period Ended
March 31, 2005	----		----		----		(46,137)		(46,137)

Balances
March 31, 2005	9,800,000		9,800		112,700		(130,623)		(8,123)

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT (Continued)
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/(Deficit)

Balances
March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances
March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
December 31, 2006	----	----	----	(40,281)	(40,281)

Balances
December 31, 2005	10,600,000	$10,600	$171,900	$(219,993)	$(37,493)

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	INCEPTION to
	DEC. 31, 2006	DEC. 31, 2005	DEC. 31, 2006

Cash Flows from
Operating Activities:

Net Loss	$(40,281)	$(36,252)	$(219,993)

Adjustments to Reconcile Net
Income to Net Cash Provided/
(Used) by Operating Activities:
(Increase)Decrease in:
Receivable – Trust Account	7,936	(20,702)	-0-
Increase(Decrease) in:
Accounts Payable	463	3,471	16,476
Accrued Interest	425	-0-	425

Net Cash Used by
Operating Activities	(31,457)	(53,483)	(203,092)

Cash Flows from
Investing Activities	-0-	-0-	-0-

Cash Flows from
Financing Activities:
Issuance of Convertible Notes	50,000	-0-	50,000
Proceeds Related to
Issuance of Common Stock	-0-	60,000	182,500

Cash Provided by
Financing Activities	50,000	60,000	232,500

Net Increase in Cash	18,543	6,517	29,408

Cash at Beginning of Period	10,865	7,941	-0-

Cash at End of Period	$29,408	$14,458	$29,408

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

Per Share Information

The Company follows SFAS No. 128, “Earnings Per Share” and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establish standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as convertible notes, stock options, and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Prepaid Expenses

Prepaid expenses consist of administrative expenses and retainer fees paid in advance. The amounts reflected as prepaid expenses in the financial statements are expected to be charged to expense within one year of the balance sheet dates.

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended December 31, 2006 and December 31, 2005 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LONG-TERM DEBT

On October 31, 2006, the Company’s Board of Directors approved a private placement of 10% convertible notes for proceeds of $50,000. These notes were issued on November 30, 2006, are due on October 31, 2008, and bear interest at 10% annually. The noteholders are entitled to convert all or any portion of the notes into shares of the Company’s common stock, at the lesser of $0.10 per share or 75% of the average trading price for the ten trading days immediately preceding the date of conversion. The proceeds are intended to fund completion of work on the Company’s mineral claim, and for working capital purposes.

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
DECEMBER 31, 2006
(Unaudited)

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $219,993 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful Exploration of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2006	2005	2006	2005	DEC. 31, 2006

Operating Expenses
Accounting	$9,670	$4,450	$19,470	$6,920	$54,575
Bank Charges	10	10	10	35	148
Exploration and Development	-0-	-0-	-0-	11,050	18,265
Interest	425	-0-	425	-0-	425
Legal	4,000	4,624	13,602	12,263	84,232
Office Administration	-0-	-0-	25	414	20,472
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	1,040	1,721	4,862	3,470	17,108
Rent	600	600	1,800	2,100	15,650
Telephone	25	-0-	87	-0-	1,449
Travel & Entertainment	-0-	-0-	-0-	-0-	3,669

Total Operating Expenses	$15,770	$11,405	$40,281	$36,252	$219,993

See Accountants’ Review Report and Notes

ITEM 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Quarterly Report. We advise investors to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB and our Current Reports on Form 8-K.

OVERVIEW

We were incorporated on December 21, 2000 under the laws of the State of Nevada. We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We hold a 100% interest in a mineral claim that we refer to as the “Magnolia” mineral claim. Our plan of operation is to carry out exploration work on our claim in order to ascertain whether it possesses proven reserves of gold, silver, copper and iron. We will not be able to determine whether or not our mineral claim contains proven reserves until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Recent Corporate Developments - 10% Convertible Note Offering

On November 30, 2006, the Company issued an aggregate of $50,000 of 10% convertible notes (the “Convertible Notes”) to two subscribers. The Convertible Notes are due on October 31, 2008 and bear interest at 10% per annum payable annually.

The Holders of the Convertible Notes are entitled, at any time, to convert all or any portion of the Convertible Notes held by them into that number of fully-paid and non-assessable shares of the Company’s common stock as shall be equal to the principal amount to be converted divided by the conversion price, which shall be the lesser of $0.10 or 75% of the average trading price of the Company’s common stock for the ten trading days immediately preceding the date of conversion.

The Convertible Notes were issued in reliance of Regulation S to persons who are “non-U.S. persons” within the meaning of Regulation S.

Proceeds of the Convertible Notes are being used to fund completion of Phase III of the work program on the Company’s Magnolia property, to pay corporate debt and for working capital purposes.

The above description of the Convertible Notes is qualified in its entirety by reference to the full text of the form of Convertible Notes, a copy of which was filed as an exhibit to the Current Report on Form 8–K filed with the SEC on December 5, 2006 and incorporated herein by reference.

THE MAGNOLIA CLAIM

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

Phase I Exploration Results – Completed April, 2003

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

Phase II Exploration Results – Completed August, 2005

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

Phase III Exploration – Commenced September, 2005

Based on the preliminary recommendations of our geologist on Phase II, we commenced Phase III of our exploration program in September, 2005. The Phase III exploration work, which was conducted in September, 2005, consisted of geological mapping on a flagged grid within prospective areas identified by the two previous phases. We commenced completion of the balance of Phase III in January of 2007. Subject to weather conditions, we expect to complete the balance of Phase III at an estimated cost of $4,500 in the first quarter of 2007.

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

Based on the preliminary recommendations of our geologist following Phase II of our exploration program, we commenced Phase III in September, 2005 and commenced exploration of the balance of Phase III in January of 2007. We expect to complete the balance of Phase III at an estimated cost of $4,500 in the first quarter of 2007, subject to weather conditions. Once the results from Phase III are received, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from Phases I, II and III are sufficiently positive to enable us to obtain the financing necessary to proceed. This assessment will include an assessment of our cash reserves, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months
Professional Fees	$15,000
Office Expenses	$1,000
Mineral Exploration Expenses	$4,500
TOTAL	$20,500

We had cash in the amount of $29,408 as of December 31, 2006. Our total expenditures over the next twelve months are anticipated to be approximately $20,500. The majority of our expenditures are due to general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Exchange Act and our ongoing mineral exploration expenses. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months.

After the twelve month period, and in the event we decide to proceed with additional phases of our exploration program, we will require additional financing for any operational or exploratory expenses.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Month Summary

	Third Quarter Ended			Nine Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Revenue	$ --	$ --	N/A	$ --	$ --	N/A
Expenses	(15,770)	(11,405)	38.3%	(40,281)	(36,252)	11.1%
Net Loss	$(15,770)	$(11,405)	(38.3)%	$(40,281)	$(36,252)	(11.1)%

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

Expenses

Our expenses for the quarters ended December 31, 2006 and December 31, 2005 are outlined in the table below:

	Third Quarter Ended			Nine Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2006	2005	(Decrease)	2006	2005	(Decrease)
Operating Expenses:
Accounting	$9,670	$4,450	117.3%	$19,470	$6,920	181.4%
Bank Charges	10	10	n/a	10	35	(71.4%)
Exploration and Development	--	--	n/a	--	11,050	(100%)
Interest	425	--	100%	425	--	100%
Legal	4,000	4,624	(13.5%)	13,602	12,263	10.9%
Office Administration	--	--	n/a	25	414	(94.0%)
Regulatory Expenses	1,040	1,721	(39.6%)	4,862	3,470	40.1%
Rent	600	600	n/a	1,800	2,100	(14.3%)
Telephone	25	--	100%	87	--	100%
TOTAL	$15,770	$11,405	38.3%	$40,281	$36,252	11.1%

The majority of our expenses for the nine months ended December 31, 2006 consisted of professional and regulatory expenses associated with meeting our ongoing reporting obligations under the Exchange Act. We anticipate that our expenses will increase significantly as we continue to undertake our plan of operation and pursue our exploration program for the Magnolia Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program. However, there are no assurances that such a determination will be made.

Liquidity And Capital Resources

Working Capital
			Percentage
	At December 31, 2006	At March 31, 2006	Increase / (Decrease)
Current Assets	$29,408	$18,801	56.4%
Current Liabilities	(16,901)	(16,013)	5.5%
Working Capital	$12,507	$2,788	(879.2)%

Cash Flows
	Nine Months Ended	Nine Months Ended
	December 31, 2006	December 31, 2005
Cash Flows Used By Operating Activities	$(31,457)	$(53,483)
Cash Flows From (Used By) Investing Activities	--	0
Cash Flows From Financing Activities	50,000	60,000
Net Increase (Decrease) In Cash During Period	$(18,865)	$6,517

Our working capital increased as a result of $50,000 from financing activities. Our cash on hand as of December 31, 2006 was $29,408. As such, we currently do not have sufficient cash to meet the anticipated costs of completing the remainder of Phase III of our exploration program. There is also no assurance that the actual costs of completing this phase of our exploration program will not exceed our estimates. Additionally, if our board of directors decides to proceed through to Phase IV of our exploration program, of which there is no assurance, we will need additional financing in order to complete Phase IV. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

In November of 2006, we completed a private placement of 10% convertible notes for proceeds of up to $50,000. The convertible notes are due on October 31, 2008 and bear interest at 10% per annum payable annually. The noteholders are entitled to convert all or any portion of the notes into shares of common stock of Greenlite at the lesser of $0.10 per share or 75% of the average trading price of Greenlite’s common stock for the 10 trading days immediately preceding the date of conversion. The proceeds of the offering are being used to fund the completion of Phase III of the work program on the Magnolia claim and for working capital purposes.

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

As of December 31, 2006, we had cash in the amount of $29,408. Our business plan calls for significant expenses in connection with the exploration of our mineral claim. We have completed Phases I and II of our exploration program and commenced Phase III of our exploration program. Our current operating funds are sufficient to complete the balance of Phase III of our exploration program. In order for us to perform any further exploration or extensive testing we will need to obtain additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $219,993 for the period from December 21, 2000 (inception) to December 31, 2006, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We have no mineral reserves. If we do not find a mineral reserve containing gold or if we cannot explore the mineral reserve, either because we do not have the money to do it or because it will not be economically feasible to do so, we will have to cease operations and investors will lose their investment. Mineral exploration, particularly for gold, is highly speculative. It involves many risks and is often non-productive. The chances of finding reserves on our mineral property are remote and funds expended on exploration will likely be lost. If the results of exploration do not reveal mineral reserves, we may decide to abandon our claim and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time in order to purchase such claims. If no funding is available, we may be forced to abandon our operations. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any additional mineral claims and/or funding arrangements for the purpose of acquiring additional mineral claims.

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

There were no changes in our internal control over financial reporting during the nine months ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

10.1	Mineral Claim Purchase Agreement between Greenlite Ventures Inc. and Lorrie Ann Archibald dated April 30, 2002.(1)

10.2	Bill of Sale.(1)

10.3	Form of Convertible Note.(3)

14.1	Code of Ethics.(2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our Registration Statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 5, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	February 12, 2007	By:	/s/ John Curtis
JOHN CURTIS
Chief Executive Officer and President
(Principal Executive Officer )

Date:	February 14, 2007	By:	/s/ Douglas King
DOUGLAS KING
Chief Financial Officer
Secretary and Treasurer
(Principal Accounting Officer)