Form 10QSB/A
period 2005-12-31
GREENLITE VENTURES INC
filed 2007-02-27
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 28, 2006, the Issuer had 10,600,000 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-QSB of Greenlite Ventures Inc. for the fiscal quarter ended December 31, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2006 (The “Original Form 10-QSB”).

This Amendment is being filed to reflect on the cover page that the Company is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. After consideration, the Company’s management determined that it be more appropriate to designate the Company as a shell company.

Any items included in Parts I and II of the Original Form 10-QSB are not amended and remain in effect as of the date of the original filing thereof and are incorporated herein by reference. Additionally, this Form 10-QSB/A does not purport to provide a general update or discussion of any other developments subsequent to the filing of the Original Form 10-QSB.

The filing of this Form 10-QSB/A shall not be deemed an admission that the Original Form 10-QSB when made included any untrue statements of material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 6. EXHIBITS.

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	February 22, 2007	By:	/s/ John Curtis
JOHN CURTIS
Chief Executive Officer and President
(Principal Executive Officer )

Date:	February 22, 2007	By:	/s/ Douglas King
DOUGLAS KING
Chief Financial Officer
Secretary and Treasurer
(Principal Accounting Officer)