Form 10KSB/A
period 2006-03-31
GREENLITE VENTURES INC
filed 2007-02-27
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
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

EXPLANATORY NOTE

This Quarterly Report on Form 10-KSB/A is being filed as Amendment No. 1 to the Annual Report on Form 10-KSB of Greenlite Ventures Inc. for the fiscal year ended March 31, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2006 (The “Original Form 10-KSB”).

This Amendment is being filed to reflect on the cover page that the Company is a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934. After consideration, the Company’s management determined that it be more appropriate to designate the Company as a shell company.

Any items included in Parts I, II and III of the Original Form 10-KSB are not amended and remain in effect as of the date of the original filing thereof and are incorporated herein by reference. Additionally, this Form 10-KSB/A does not purport to provide a general update or discussion of any other developments subsequent to the filing of the Original Form 10-KSB.

The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Form 10-KSB when made included any untrue statements of material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 13. EXHIBITS.

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

Date:	February 22, 2007	By:	/s/ John Curtis
JOHN CURTIS
President, Chief Executive Officer
(Principal Executive Officer)
Director

Date:	February 22, 2007	By:	/s/ Douglas King
DOUGLAS KING
Treasurer, Secretary and Chief Financial Officer
(Principal Accounting Officer)