Form 10QSB/A
period 2006-06-30
GREENLITE VENTURES INC
filed 2007-02-27
CIK 1282571

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-QSB of Greenlite Ventures Inc. for the fiscal quarter ended June 30, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2006 (The “Original Form 10-QSB”).

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