Form 10QSB/A
period 2006-12-31
GREENLITE VENTURES INC
filed 2007-02-27
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-QSB/A is being filed as Amendment No. 1 to the Quarterly Report on Form 10-QSB of Greenlite Ventures Inc. for the fiscal quarter ended December 31, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2007 (The “Original Form 10-QSB”).

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