Form 10KSB
period 2007-03-31
GREENLITE VENTURES INC
filed 2007-07-02
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ X ] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the fiscal year ended March 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-51773

GREENLITE VENTURES INC.
(Name of small business issuer in its charter)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $232,275 as at March 31, 2007 based on a price of $0.075 per share, being the last sales price at which the registrant’s shares of common stock were sold.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,600,000 as at June 27, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I

Certain statements contained in this Annual Report on Form 10-KSB constitute "forward-looking statements". These statements, identified by words such as “plan”, "anticipate", "believe", "estimate", "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-KSB, our quarterly reports on Form 10-QSB and our current reports on Form 8-K.

As used in this annual report, the terms "we", "us", "our", “Greenlite”, and the “Company” mean Greenlite Ventures Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

Foreign Currency and Exchange Rates

For purposes of consistency and to express United States dollars throughout this annual report, Canadian dollars have been converted into United States currency at the rate of CDN$1.00 being approximately equal to US$0.88, which is the approximate average exchange rate during recent months.

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

Our plan of operation is to carry out exploration work on our claim in order to ascertain whether it possesses proven reserves of gold, silver, copper and iron. We will not be able to determine whether or not our mineral claim contains proven reserves, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration. The acquisition of additional claims will be dependent upon our possessing sufficient capital resources at the time to purchase such claims. If no funding is available, we may be forced to abandon our operations. We have not entered into any discussions, understandings, arrangements or other agreements, preliminary or otherwise, for acquiring any additional mineral claims and/or funding arrangements for the purpose of acquiring additional mineral claims. We can provide no assurance to investors that our mineral claim contains a mineral deposit until appropriate exploratory work is done and an evaluation based on that work concludes that further work programs are justified.

RECENT CORPORATE DEVELOPMENTS

We experienced the following significant developments since the commencement of our fiscal year ended March 31, 2007:

1.

In January, 2007 the initial portion of Phase III was completed. We received a report on Phase III of our exploration program dated March 19, 2007 from Paul Reynolds, our consulting geologist. Pursuant to the report, the Phase III exploration included a magnetic survey was conducted over the grid established in 2005. A magnetic survey was conducted over the entire grid for a total of nine line kilometres. The results of the survey showed four north-south trending, strong magnetic highs. These appear to be broken by north trending and northwest trending faults. Based on the results of the initial portion of Phase III, Mr. Reynolds recommended that we conduct further exploration on the Magnolia property consisting of expanding the flagged survey grid to the property limits and conducting a property wide magnetic survey over this grid. In conjunction with the magnetic survey, Mr. Reynolds recommended geological mapping and prospecting be conducted over the flagged grid in particular, areas with coincident magnetic and geochemical anomalies and that further soil sampling should be extended 200 metres north and south of the existing grid. We intend to complete the remaining portion of Phase III during the summer exploration season of 2007.

2.	Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “GLTV” on March 22, 2007.

3.

On November 30, 2006, we issued an aggregate of $50,000 of 10% convertible notes (the “Convertible Notes”) to two subscribers. The Convertible Notes are due on October 31, 2008 and bear interest at 10% per annum payable annually. The Convertible Notes were issued pursuant to Regulation S of the United States Securities Act of 1933. Proceeds of the Convertible Notes are being used to fund completion of Phase III of the work program on the Company’s Magnolia property, to pay corporate debt and for working capital purposes.

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

Our mineral claim will expire on April 29, 2008. The minimum exploration work that must be performed or the fee payable in lieu of exploration work for keeping our claim current is equal to approximately $7.39 ($8.40 CDN) annually per hectare. Our mineral claim consists of 450 hectares. As our mineral claim is effective until April 29, 2008, we must file confirmation of the completion of exploration work in the minimum amount of approximately $3,326 (CDN$3,780) or make a payment in lieu or exploration work in the minimum amount by April 29, 2008. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claim will lapse on April 29, 2008, and we will lose all interest that we have in our mineral claim. We intend to pay the required fee or perform the minimum exploration work required to meet this amount to extend our mineral claim for an additional year upon the expiry of our mineral claim on April 29, 2008, unless the results of our exploration program indicate that the claim is not commercially viable.

ENVIRONMENTAL REGULATIONS

We are required to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

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

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own any patents or trademarks.

ITEM 2. DESCRIPTION OF PROPERTY.

We own a 100% interest in the Magnolia Claim. We do not own any property other than the Magnolia Claim. We rent office space at Suite 201, 810 Peace Portal Drive, Blaine, WA 98230, consisting of approximately 80 square feet, at a cost of $200 per month. This rental is on a month-to-month basis without a formal contract.

THE MAGNOLIA MINERAL CLAIM

We acquired our 100% interest in the Magnolia Claim pursuant to an agreement (the “Mineral Claim Purchase Agreement”) dated April 30, 2002 with Lorrie Ann Archibald of North Vancouver, British Columbia, Canada for consideration of $4,000. Ms. Archibald has executed an undated Bill of Sale transferring title to the Magnolia Claim to us. We intend to file the Bill of Sale with the British Columbia mineral titles office upon our independent geologist’s recommendation to proceed with Phase IV of our planned geological exploration program.

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

Recorded title to the property is held in the name of Lorrie Ann Archibald. We hold a 100% beneficial interest in the property pursuant to the Mineral Claim Purchase Agreement with Ms. Archibald. The property boundary contains one reverted crown grant claim not owned by us. The Province of British Columbia owns the land covered by the mineral claim. To our knowledge, there are no aboriginal land claims that might affect our title to the mineral claim or the Province’s title of the property.

Location, Access and Physiography

The Magnolia Claim property is located on Texada Island, B.C., one kilometre north of the Town of Gillies Bay, see Figure 1 below. Texada Island is the largest island in the Strait of Georgia, and lies 110 km west-northwest of Vancouver, British Columbia. The island is accessible from Vancouver by car and ferry combinations either directly via Powell River on the mainland or through the Town of Comox on Vancouver Island. Alternatively, charter air service is available. Road access to and within the property consists of a gravel central road and the paved Gillies Bay - Vananda highway, which provide access to the northeastern and southwestern boundaries of the property, respectively.

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

In his geological report, Mr. Reynolds, recommended that a four phase exploration program, be undertaken on the property to assess its potential to host high grade gold mineralization within quartz and sulphide veins. The costs of the planned fourth phase, consisting of diamond drilling and/or mechanical trenching, are undetermined and are subject to positive results from earlier exploratory work. The four phase program consists of the following:

Phase	Exploration Program	Status	Cost
Phase I	A thorough assessment of the known showings along with basic geological mapping and rock sampling.	Completed in April, 2003.	$4,003
Phase II	Prospecting, geological outcrop mapping, and detailed soil sampling in areas of interest.	Completed in August, 2005.	$6,100
Phase III

Soil sampling and geological mapping to be conducted on a flagged grid within prospective areas identified by the two previous phases was completed in January, 2007.

	An additional recommended exploration phase consisting of expanding a flagged survey grid and a magnetic survey over the grid is intended to be completed.	Initial phase Completed in January, 2007 Additional exploration to be completed during the summer exploration season of 2007	$6,238 $5,000
Phase IV	Subject to positive results from the previous phases, mechanical trenching and/or diamond drilling.	To be completed in 2007 based on results of Phase III.	To be determined based on the Results of Phase III

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

Our cash on hand as of March 31, 2007 is $23,870. As at the date of this annual report, we have completed Phases I, II and the initial portion of Phase III of our exploration program at a cost of $16,341. We have sufficient cash on hand to pay the estimated costs of the remainder of Phase III approximately in the amount of $5,000. However, we will require additional financing in order to proceed with any additional work beyond

Phase III of our exploration program. Although we have a wide ranging projected exploration program, we do not know how much money will ultimately be needed for exploration. Further work must then be carried out to determine the extent of the gold, silver, copper or iron mineralization, if any, in order to proceed with Phase IV and to determine whether it might be economically viable to mine over the long term. Therefore, costs of exploration are not limited to the initially described four-phase exploration program.

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

Phase I Exploration Results – Completed April, 2003

Phase I of our exploration program, consisting of a thorough assessment of the known showings along with basic geological mapping and rock sampling, was conducted on April 18 and 19, 2003 at a cost of $4,003. Our geologist visited the Magnolia Claim property during this period, at which time the Capsheaf showing was relocated and several traverses were made in the suspected area of the Milner Trench on the property. Four rock samples were collected from the Capsheaf area of the property.

The results of our Phase I exploration indicated that there are two known gold and copper bearing skarn zones on the Magnolia property, Capsheaf and Southcap. These zones appear to be associated with intersecting northwest and northeast trending fault zones. Our geologist recommended that this area be further prospected and mapped in more detail. Based on the results of Phase I of our exploration program, our geologist recommended that we proceed with Phase II of our exploration program.

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

Phase III Exploration – Initial Phase Completed January, 2007

The initial portion of Phase III was completed in January, 2007. We received a report on Phase III of our exploration program dated March 19, 2007 from Paul Reynolds, our consulting geologist. Pursuant to the report, the Phase III exploration included a magnetic survey was conducted over the grid established in 2005. A magnetic survey was conducted over the entire grid for a total of nine line kilometres. The results of the survey showed four north-south trending, strong magnetic highs. These appear to be broken by north trending and northwest trending faults. The report concluded that many of the gold in soil anomalies discovered during the 2005 soil geochemical survey are coincident with or on the periphery of magnetic highs.

Based on the results of the survey, Mr. Reynolds recommended that we conduct further exploration on the Magnolia property consisting of expanding the flagged survey grid to the property limits and conducting a property wide magnetic survey over this grid. In conjunction with the magnetic survey, Mr. Reynolds recommended geological mapping and prospecting be conducted over the flagged grid in particular, areas with coincident magnetic and geochemical anomalies and that further soil sampling should be extended 200 metres north and south of the existing grid. We intend to complete the remaining portion of phase III during the summer exploration season of 2007.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our shares of common stock commenced trading on the OTC Bulletin Board under the symbol “GLTV” on March 22, 2007. The high and the low bid prices for our shares since March 22, 2007 as reported by the OTC Bulletin Board were:

QUARTER ENDED	HIGH	LOW
March 31, 2007	$0	$0

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Penny Stock Rules

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and in such form as the SEC shall require by rule or regulation. The broker-dealer also must, prior to effecting any transaction in a penny stock, provide the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock that is not otherwise exempt from those rules, the broker-dealer must: (a) make a special written determination that the penny stock is a suitable investment for the purchaser and (b) receive from the purchaser his or her written acknowledgement of receipt of the determination and a written agreement to the transaction.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock and therefore stockholders may have difficulty selling those securities.

Holders of Our Common Stock

As of the date of this Annual Report, we had one hundred twenty eight (128) registered shareholders and 10,600,000 shares of our common stock issued and outstanding.

Unregistered Sales Of Equity Securities And Use Of Proceeds.

Other than as disclosed on the Company’s quarterly reports on Form 10-QSB or current reports on Form 8-K during the period covered by this report, the Company has not sold any equity securities that were not registered under the Securities Act during the fiscal year ended March 31, 2007.

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

Purchases of Equity Securities By the Small Business Issuer and Affiliated Purchasers

No purchases of equity securities were made by us during our fiscal year ended March 31, 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

PLAN OF OPERATION

Our business plan is to proceed with the exploration of the Magnolia Claim to determine whether there are proven reserves of gold, silver, copper, iron or other metals. As at the date of this Annual Report, we have completed Phases I, II and the initial portion of Phase III of our exploration program at a cost of $16,341.

Based on the preliminary recommendations of our geologist following Phase II of our exploration program, we completed the initial portion of Phase III of our exploration program in January of 2007. We expect to complete the balance of Phase III at an estimated cost of $5,000 during the summer exploration season of 2007, subject to weather conditions. Once the results from Phase III are received, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from Phases I, II and III are sufficiently positive to enable us to obtain the financing necessary to proceed. This assessment will include an assessment of our cash reserves, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months
Professional Fees	$15,000
Office Expenses	$1,000
Mineral Exploration Expenses	$5,000
TOTAL	$21,000

We had cash in the amount of $23,870 as of March 31, 2007. Our total expenditures over the next twelve months are anticipated to be approximately $21,000. The majority of our expenditures are due to general, legal, accounting and administrative expenses associated with our reporting requirements under the Exchange Act and our ongoing mineral exploration expenses. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. After the twelve month period, and in the event we decide to proceed with additional phases of our exploration program, we will require additional financing for any operational or exploratory expenses.

During this exploration stage, our officers will only be devoting approximately five hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting us over the next twelve months as all exploratory work is being performed by our geological consultant, Paul Reynolds, who contracts with appropriately experienced parties to complete work programs. If, however, the demands of our business require more business time of our officers, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business. However, they may not be able to devote sufficient time to the management of our business, as and when needed.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended March 31
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(52,274)	(49,089)	6.5%
Net Loss	$(52,274)	$(49,089)	6.5%

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues until such time as we have entered into commercial production of our mineral property. We are currently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such resources are discovered, that we will be able to enter into commercial production of our mineral property.

Expenses

The major components of our operating expenses are outlined in the table below:

	Year Ended March 31
			Percentage
	2007	2006	Increase / (Decrease)
Accounting	$23,200	$9,760	137.7%
Bank Charges	10	35	(71.4)%
Exploration & Development	--	11,050	(100)%
Interest	1,658	--	100%
Legal	19,558	20,153	(3.0)%
Office Administration	25	414	(94.0)%
Property Rights	--	--	N/A
Regulatory Expenses	5,309	4,874	(8.9)%
Rent	2,400	2,700	(11.1)%
Telephone	114	103	10.7%
Total	$52,274	$49,089	6.5%

The majority of our expenses for the year ended March 31, 2007 consisted of professional and regulatory expenses associated with meeting our ongoing reporting obligations under the Exchange Act. We anticipate that our expenses will increase significantly as we continue to undertake our plan of operation and pursue our exploration program for the Magnolia Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program. However, there are no assurances that such a determination will be made.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

	At March 31,	At March 31,	Percentage
	2007	2006	Increase / (Decrease)
Current Assets	$23,870	$18,801	27.0%
Current Liabilities	(23,356)	(16,013)	45.9%
Working Capital (Deficit)	$514	$2,788	(81.6)%

Cash Flows

	Year Ended March 31
	2007	2006
Net Cash Used In Operating Activities	$(36,995)	$(57,076)
Net Cash From (Used In) Investing Activities	--	--
Net Cash From Financing Activities	50,000	60,000
Net Decrease In Cash During Period	$13,005	$2,924

10% Convertible Notes. On November 30, 2006, we issued an aggregate of $50,000 of 10% convertible notes (the “Convertible Notes”) to two subscribers. The Convertible Notes are due on October 31, 2008 and bear interest at 10% per annum payable annually. The Holders of the Convertible Notes are entitled, at any time, to convert all or any portion of the Convertible Notes held by them into that number of fully-paid and non-assessable shares of the Company’s common stock equal to the principal amount to be converted divided by the conversion price, which is the lesser of $0.10 or 75% of the average trading price of the Company’s common stock for the ten trading days immediately preceding the date of conversion. Proceeds of the Convertible Notes are being used to fund completion of Phase III of the work program on the Company’s Magnolia property, to pay corporate debt and for working capital purposes.

Cash Position. Our cash on hand as of March 31, 2007 was $23,870. Accordingly, we have sufficient cash to meet the anticipated costs of completing the remainder of Phase III of our exploration program. We will need additional financing to continue to Phase IV of our Additionally, if our board of directors decides to proceed through to Phase IV of our exploration program, of which there is no assurance, we will need additional financing in order to complete Phase IV. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

Future Financing

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, our auditors stated in their report to our audited financial statements for the year ended March 31, 2007 that they have substantial doubt about our ability to continue as a going concern.

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

John Curtis, our Chief Executive Officer, President and sole director, and Douglas King, our Chief Financial Officer, Secretary and Treasurer, do not have any formal training as geologists or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

If we do not obtain additional financing, our business will fail.

As of March 31, 2007, we had cash in the amount of $23,870. Our business plan calls for significant expenses in connection with the exploration of our mineral claim. We have completed Phases I and II of our exploration program and commenced Phase III of our exploration program. Our current operating funds are sufficient to complete the balance of Phase III of our exploration program. In order for us to perform any further exploration or extensive testing we will need to obtain additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $231,986 for the period from December 21, 2000 (inception) to March 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this Quarterly Report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended March 31, 2007. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

Our executive officers, John Curtis and Douglas King, are employed on a full time basis by other companies. Mr. Curtis and Mr. King each expect to expend approximately five hours per week on our business. Competing demands on their time may lead to a divergence between their interests and the interests of other shareholders.

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

Prior to undertaking mineral exploration activities, we must make an application under the British Columbia Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application, and can cost $100 to $500, depending on the scope of the permit. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the Magnolia Claim (grid establishment, geological mapping, soil sampling, and geophysical surveys) do not involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

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

An environmental review process would be required if we plan to construct a large producing mine facility. We would be required to apply under the British Columbia EAA for a determination as to whether an environmental review would be required. Furthermore, there is the possibility that we would not be able to proceed with commercial production upon completion of the environmental review process if government authorities did not approve our mine or if the costs of compliance with government regulation adversely affected the commercial viability of the proposed mine.

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

Because our Chief Executive Officer and President, John Curtis, owns 47% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Curtis are inconsistent with the best interests of other stockholders.

John Curtis, our Chief Executive Officer, President and sole director, controls 47% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Curtis is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Curtis may not be, at all times, the same as those of other shareholders. Since Mr. Curtis is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Curtis exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Curtis will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. Curtis may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

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

ITEM 7. FINANCIAL STATEMENTS.

Index to Financial Statements:		Page

Audited financial statements as of March 31, 2007, including:

1.	Report of Independent Registered Public Accounting Firm;	F-2

2.	Balance Sheets as at March 31, 2007 and 2006;	F-3

3.	Statements of Operations and Accumulated Deficit for the years ended March 31, 2007 and 2006 and the period from inception on December 21, 2000 to March 31, 2007;	F-4

4.	Statements of Changes in Stockholders’ Equity/Deficit for the period from inception on December 21, 2000 through March 31, 2007;	F-5

5.	Statements of Cash Flows for the years ended March 31, 2007 and 2006 and the period from inception on December 21, 2000 to March 31, 2007;	F-6

6.	Notes to the Financial Statements; and	F-7

7.	Supplemental Statement: Statements of Operating Expenses for the years ended March 31, 2007 and 2006 and the period from inception on December 21, 2000 to March 31, 2007.	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.
Blaine, Washington

We have audited the accompanying balance sheet of Greenlite Ventures Inc., an exploration stage company, as of March 31, 2007 and March 31, 2006 and the related statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period December 21, 2000 (date of inception) to March 31, 2007. These financial statements are the responsibility of the management of Greenlite Ventures Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenlite Ventures Inc. as of March 31, 2007 and March 31, 2006, and the results of its operations, changes in stockholders’ equity/(deficit) and cash flows for the years then ended, and for the period December 21, 2000 (date of inception) to March 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	MARCH 31,	MARCH 31,
	2007	2006

ASSETS

Current Assets:
Cash	$23,870	$10,865
Receivable – Trust Account	-0-	7,936

Total Current Assets	23,870	18,801

TOTAL ASSETS	$23,870	$18,801

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$21,698	$16,013
Interest Payable	1,658	-0-

Total Current Liabilities	23,356	16,013

Long Term Debt	50,000	-0-

Stockholders' Equity/(Deficit):
Common Stock, $0.001 par value
100,000,000 shares authorized,
10,600,000 shares issued	10,600	10,600
Additional Paid in Capital	171,900	171,900
Deficit Accumulated During
The Exploration Stage	(231,986)	(179,712)

Total Stockholders' Equity/(Deficit)	(49,486)	2,788

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$23,870	$18,801

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

			DEC. 21, 2000
			(Date of Inception)
	YEAR ENDED	YEAR ENDED	to
	MARCH 31, 2007	MARCH 31, 2006	MARCH 31, 2007

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(52,274)	(49,089)	(231,986)

Loss Before Provision for	(52,274)	(49,089)	(231,986)
Income Taxes

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	(52,274)	(49,089)	(231,986)

Accumulated Deficit,
Beginning of Period	(179,712)	(130,623)	-0-

Accumulated Deficit,
End of Period	$(231,986)	$(179,712)	$(231,986)

Net Loss per Share	$(0.00)	$(0.00)	$(0.03)

Weighted Average
Shares Outstanding	10,600,000	10,300,000	8,051,000

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)

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

See Notes to Financial Statements

4

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)        (Continued)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/(Deficit)

Balances
March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances
March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
March 31, 2007	----	----	----	(52,274)	(52,274)

Balances
March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

			DEC. 21, 2000
			(Date of Inception)
	YEAR ENDED	YEAR ENDED	to
	MAR 31, 2007	MAR 31, 2006	MAR 31, 2007
Cash Flows from
Operating Activities:
Net Loss	$(52,274)	$(49,089)	$(231,986)
Adjustments to Reconcile Net
Income to Net Cash Provided/
(Used) by Operating Activities:
(Increase)Decrease in:
Prepaid Expenses	-0-	3,010	-0-
Receivable – Trust Account	7,936	(7,936)	-0-
Increase(Decrease) in:
Accounts Payable	5,685	(51)	21,698
Interest Payable	1,658	-0-	1,658

Net Cash Used by
Operating Activities	(36,995)	(57,076)	(208,630)

Cash Flows from
Investing Activities:	-0-	-0-	-0-

Cash Flows from
Financing Activities:
Proceeds from Issuance of Debt	50,000	-0-	50,000
Proceeds from Issuance of
Common Stock	-0-	60,000	182,500

Cash Provided by
Financing Activities	50,000	60,000	232,500

Net Increase in Cash	13,005	2,924	23,870

Cash at Beginning of Period	10,865	7,981	-0-

Cash at End of Period	$23,870	$10,865	$23,870

See Notes to Financial Statements

GREENLITE VENTURES INC.
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

Pro Forma Compensation Expense

The Company accounts for options and restricted stock granted to employees and directors in accordance with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123 and related interpretations. As such, compensation expense is recorded on stock option and restricted stock grants based on the fair value of the options or restricted stock granted, which is estimated on the date of grant using the Black-Scholes option-pricing model for stock options granted, and is recognized on a straight-line basis over the vesting period. No stock options have been issued by Greenlite Ventures Inc. Accordingly, no pro forma compensation expense is reported in these financial statements.

Mineral Rights
Mineral rights and related exploration costs are expensed as they are incurred, as their recoverability is presumed to be insupportable during the exploration stage.

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended March 31, 2007 and March 31, 2006 represents the minimum state income tax expense of the Company, which is not considered significant.

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $231,986 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

			DEC. 21, 2000
			(Date of Inception)
	YEAR ENDED	YEAR ENDED	to
	MARCH 31, 2007	MARCH 31, 2006	MARCH 31, 2007

Operating Expenses
Accounting	$23,200	$9,760	$58,305
Bank Charges	10	35	148
Exploration & Development	-0-	11,050	18,265
Interest	1,658	-0-	1,658
Legal	19,558	20,153	90,188
Office Administration	25	414	20,472
Property Rights	-0-	-0-	4,000
Regulatory Expenses	5,309	4,874	17,555
Rent	2,400	2,700	16,250
Telephone	114	103	1,476
Travel & Entertainment	-0-	-0-	3,669

Total Operating Expenses	$52,274	$49,089	$231,986

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND OFFICERS

The following table sets forth the names, ages and positions of our officers and directors as of the filing of this Annual Report:

Name	Age	Office(s) Held
John Curtis	47	President, Chief Executive Officer and Sole Member of the Board of Directors
Douglas King	74	Secretary, Treasurer and Chief Financial Officer

Set forth below is a brief description of our officers and directors and their business experience for the past five years.

John Curtis is our President, Chief Executive Officer, and the sole member of our board of directors and has served in those capacities since January 1, 2003. Mr. Curtis has been employed since 1994 as a designer specializing in the field of electrical design and drafting. From 2000 to 2004, Mr. Curtis was employed as an electrical designer with Cochrane Group Inc., a company which provides integrated, multi-discipline engineering and project management services across Canada and the U.S. From 2004 to present, Mr. Curtis has been employed by PBA Engineering, where he is involved in the design of security systems and camera installations for the Vancouver Ports and the Ministry of British Columbia.

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

Family Relationships

There are no family relationships among any of our directors or executive officers.

Committees of the Board Of Directors

Our audit committee presently consists of our sole director. We do not have a compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Our sole director performs the functions of a nominating committee and oversees the process by which individuals may be nominated to our board of directors. The current size of our board of directors does not facilitate the establishment of a separate committee. We hope to establish a separate nominating committee consisting of independent directors, if the number of our directors is expanded.

Audit Committee Financial Expert

We have no audit committee financial expert serving on our audit committee. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, filed on June 29, 2006. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (collectively, the “Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulation to furnish us with copies of all forms they file pursuant to Section 16(a). Based on our review of the copies of such forms received by us, other than as described below, no other reports were required for those persons. We believe that, during the year ended March 31, 2007, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table summarizes all compensation recorded by us in the most recent fiscal year ended March 31, 2007 for our principal executive officer, each of our other two most highly compensated executive officers serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at the end of our fiscal year. Such officers are referred to herein as our “Named Executive Officers.”

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards	Option Awards	Non- Equity Incentive Plan Compensation	Non- qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John Curtis	2007	-	-	-	-	-	-	-	-

OUTSTANDING AWARDS AT FISCAL YEAR-END

Since our inception on December 21, 2000, we have not granted any stock options or stock appreciation rights to any of our executive officers. We do not have any long-term incentive plans, pension plans, or similar compensatory plans for our directors or executive officers.

DIRECTOR COMPENSATION

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) named executive officers, and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Security Ownership of Management
Common Stock	John Curtis Chief Executive Officer, President and Director 810 Peace Portal Drive, Suite 201 Blaine, Washington	5,001,000 Direct	47.2%
Common Stock	Douglas King Chief Financial Officer, Secretary and Treasurer 810 Peace Portal Drive, Suite 201 Blaine, Washington	2,000 Direct(2)	*
Common Stock	All Officers and Directors as a Group (2 persons)	5,003,000	47.2%
Security Ownership of Certain Beneficial Owners
Common Stock	Gordon King H 65 Eaton Square London, England(3)	2,500,000 Direct	23.6%
Common Stock	John Curtis Chief Executive Officer, President and Director 810 Peace Portal Drive, Suite 201 Blaine, Washington	5,001,000 Direct	47.2%

Notes
*	Represents less than 1%

(1) Applicable percentage of ownership is based on 10,600,000 shares of common stock issued and outstanding as of March 31, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of March 31, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 31, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 1,000 shares held in the name of Mr. King and 1,000 shares held in the name of Mr. King’s spouse Ruth King.

(3)	Douglas King is the father of Gordon King.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party since the commencement of the fiscal year ended March 31, 2007, or in any proposed transaction to which we propose to be a party:

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director is John Curtis. Accordingly, we do not have any independent directors.

As a result of our limited operating history and minimal resources, we believe that we will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years ended March 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006
Audit Fees	$17,120	$14,870
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$17,120	$14,870

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date: June 29, 2007	By:	/s/ John Curtis
JOHN CURTIS
President and Chief Executive Officer
(Principal Executive Officer)
Director

Date: June 29, 2007	By:	/s/ Douglas King
DOUGLAS KING
Treasurer, Secretary and Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 29, 2007	By:	/s/ John Curtis
JOHN CURTIS
President and Chief Executive Officer
(Principal Executive Officer)
Director