Form 10QSB
period 2007-06-30
GREENLITE VENTURES INC
filed 2007-08-20
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2007

[   ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51773

GREENLITE VENTURES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	91-2170874
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 201
Blaine, WA 98230
(Address of principal executive offices)

(360) 318-3028
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the
Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15, 2007, the Issuer had 10,600,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", and “Greenlite” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of June 30, 2007, and the statements of operations and accumulated deficit, changes in stockholders’ deficit, and statements of cash flows for the three month periods ended June 30, 2007 and June 30, 2006, and for the period December 21, 2000 (date of inception) to June 30, 2007. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Greenlite Ventures Inc. as of March 31, 2007, and the related statements of operations and accumulated deficit, changes in stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated June 13, 2007, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Greenlite Ventures Inc.’s ability to continue as a going concern as described in Note 6 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2007 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California
August 15, 2007

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	June 30,	March 31,
	2007	2007
ASSETS

Current Assets
Cash	$13,542	$23,870

Total Current Assets	13,542	23,870

TOTAL ASSETS	$13,542	$23,870

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and
Accrued Expenses	$29,264	$21,698
Interest Payable	2,905	1,658

Total Current Liabilities	32,169	23,356

Long Term Debt	50,000	50,000
Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
10,600,000 shares issued	10,600	10,600
Additional Paid in Capital	171,900	171,900
Deficit Accumulated during
the Exploration Stage	(251,127)	(231,986)
Total Stockholders' Equity/(Deficit)	(68,627)	(49,486)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$13,542	$23,870

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2007	2006	JUNE 30, 2007

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(19,141)	(14,408)	(251,127)

Loss Before Provision for
Income Taxes	(19,141)	(14,408)	(251,127)

Provision for Income Taxes	(-0-)	(-0-)	(-0-)

Net Loss	(19,141)	(14,408)	(251,127)

Accumulated Deficit,
Beginning of Period	(231,986)	(179,712)	(-0-)

Accumulated Deficit,
End of Period	$(251,127)	$(194,120)	$(251,127)

Net Loss per Share	$(0.00)	$(0.00)	$(0.03)

Weighted Average
Shares Outstanding	10,600,000	10,600,000	8,149,038

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) - CONTINUED
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances, March 31, 2005	9,800,000	$9,800	$112,700	$(130,623)	$(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances, March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
March 31, 2007	----	----	----	(52,274)	(52,274)

Balances, March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Net Loss, Period Ended
June 30, 2007	----	----	----	(19,141)	(19,141)

Balances, June 30, 2007	10,600,000	$10,600	$171,900	$(251,127)	$(68,627)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2007	2006	JUNE 30, 2007

Cash Flows from
Operating Activities:

Net Loss	$(19,141)	$(14,408)	$(251,127)

Adjustments to Reconcile
Net Income to Net Cash
Provided/(Used) by
Operating Activities:
(Increase)Decrease in:
Receivable–Trust Account	-0-	2,996	-0-
Increase(Decrease) in:
Accounts Payable	7,566	4,155	29,264
Interest Payable	1,247	-0-	2,905

Net Cash Used by
Operating Activities	(10,328)	(7,257)	(218,958)

Cash Flows from
Investing Activities	-0-	-0-	-0-

Cash Flows from
Financing Activities:
Proceeds from Issuance of Debt	-0-	-0-	50,000
Proceeds from Issuance of
Common Stock	-0-	-0-	182,500

Net Cash Provided by
Financing Activities	-0-	-0-	232,500

Net Increase (Decrease) in Cash	(10,328)	(7,257)	13,542

Cash at Beginning of Period	23,870	10,865	-0-

Cash at End of Period	$13,542	$3,608	$13,542

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended June 30, 2007 and June 30, 2006 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LONG-TERM DEBT

On October 31, 2006, the Company’s Board of Directors approved a private placement of 10% convertible notes for proceeds of $50,000. These notes were issued on November 30, 2006, are due on October 31, 2008, and bear interest at 10% annually. The note holders are entitled to convert all or any portion of the notes into shares of the Company’s common stock, at the lesser of $0.10 per share or 75% of the average trading price for the ten trading days immediately preceding the date of conversion. The proceeds are intended to fund completion of work on the Company’s mineral claim, and for working capital purposes.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $251,127 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2007	2006	JUNE 30, 2007
Operating Expenses:
Accounting	$5,950	$6,090	$64,255
Bank Charges	-0-	-0-	148
Exploration and Development	2,485	-0-	20,750
Interest	1,247	-0-	2,905
Legal	3,147	5,031	93,335
Office Administration	3,000	25	23,472
Property Rights	-0-	-0-	4,000
Regulatory Expenses	2,712	2,635	20,267
Rent	600	600	16,850
Telephone	-0-	27	1,476
Travel & Entertainment	-0-	-0-	3,669

Total Operating Expenses	$19,141	$14,408	$251,127

See Accountants' Review Report and Notes

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

Phase III Exploration – Initial Phase Completed January, 2007

The initial portion of Phase III was completed in January, 2007. We received a report on Phase III of our exploration program dated March 19, 2007 from Paul Reynolds, our consulting geologist. Pursuant to the report, the Phase III exploration included a magnetic survey that was conducted over the grid established in 2005. The magnetic survey was conducted over the entire grid for a total of nine line kilometres. The results of the survey showed four north-south trending, strong magnetic highs. These appear to be broken by north trending and northwest trending faults. The report concluded that many of the gold in soil anomalies discovered during the 2005 soil geochemical survey are coincident with or on the periphery of magnetic highs.

Based on the results of the survey, Mr. Reynolds recommended that we conduct further exploration on the Magnolia property consisting of expanding the flagged survey grid to the property limits and conducting a property wide magnetic survey over this grid. In conjunction with the magnetic survey, Mr. Reynolds recommended geological mapping and prospecting be conducted over the flagged grid in particular, areas with coincident magnetic and geochemical anomalies and that further soil sampling should be extended 200 metres north and south of the existing grid. We intend to complete the remaining portion of phase III during the fall exploration season of 2007.

PLAN OF OPERATION

Our business plan is to proceed with the exploration of the Magnolia Claim to determine whether there are proven reserves of gold, silver, copper, iron or other metals. As at the date of this Quarterly Report, we have completed Phases I, II and the initial portion of Phase III of our exploration program at a cost of $16,341.

Based on the preliminary recommendations of our geologist following Phase II of our exploration program, we completed the initial portion of Phase III of our exploration program in January of 2007. We expect to complete the balance of Phase III at an estimated cost of $5,000 during the fall exploration season of 2007, subject to weather conditions. Once the results from Phase III are received, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from Phases I, II and III are sufficiently positive to enable us to obtain the financing necessary to proceed. This assessment will include an assessment of our cash reserves, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months
Professional Fees	$15,000
Office Expenses	$1,000
Mineral Exploration Expenses	$5,000
TOTAL	$21,000

We had cash in the amount of $13,542 as of June 30, 2007. We have sufficient cash to complete Phase III of our proposed exploration program. However, we do not have sufficient cash to pay for the anticipated operating expenses for the next twelve months. The majority of our expenditures are due to general, legal, accounting and administrative expenses associated with our reporting requirements under the Exchange Act and our ongoing mineral exploration expenses. We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. After the twelve month period, and in the event we decide to proceed with additional phases of our exploration program, we will require additional financing for any operational or exploratory expenses.

During this exploration stage, our officers will only be devoting approximately five hours per week of their time to our business. We do not foresee this limited involvement as negatively impacting us over the next twelve months as all exploratory work is being performed by our geological consultant, Paul Reynolds. If, however, the demands of our business require more business time of our officers, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business. However, they may not be able to devote sufficient time to the management of our business, as and when needed.

RESULTS OF OPERATIONS

Three Months Summary
		Three Months Ended June 30
			Percentage
	2007	2006	Increase / (Decrease)
Revenue	$-	$-	N/A
Expenses	(19,141)	(14,408)	32.8%
Net Loss	$(19,141)	$(14,408)	32.8%

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

Expenses

Our expenses for the three months ended June 30, 2007 and June 30, 2006 are outlined in the table below:

		Three Months Ended June 30
			Percentage
	2007	2006	Increase / (Decrease)
Accounting	$5,950	$6,090	(2.3)%
Exploration and Development	2,485	-	100%
Interest	1,247	-	100%
Legal	3,147	5,031	(37.4)%
Office Administration	3,000	25	11,900%
Regulatory Expenses	2,712	2,635	2.9%
Rent	600	600	n/a
Telephone	-	27	(100)%
Total	$19,141	$14,408	32.8%

The majority of our expenses for the three months ended June 30, 2007 consisted of mineral exploration and development expenses during the period and regulatory expenses associated with meeting our ongoing reporting obligations under the Exchange Act. Our expenses for the three month period ended June 30, 2007 increased by 32.8% over the comparative period in 2006 primarily due to an increase in exploration and development expenses.

We anticipate that our expenses will increase significantly as we continue to undertake our plan of operation and pursue our exploration program for the Magnolia Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program. However, there are no assurances that such a determination will be made.

Liquidity And Capital Resources

Working Capital
			Percentage
	At June 30, 2007	At March 31, 2007	Increase / (Decrease)
Current Assets	$13,542	$23,870	(43.3)%
Current Liabilities	(32,169)	(23,356)	37.7%
Working Capital	$(18,627)	$514	(3,723.9)%

Cash Flows
	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
Cash Flows Used By Operating Activities	$(10,328)	$(7,257)
Cash Flows From (Used By) Investing Activities	-	-
Cash Flows From (Used By) Financing Activities	-	-
Net Increase (Decrease) In Cash During Period	$(10,328)	$(7,257)

Cash Position. Our cash on hand as of June 30, 2007 was $13,542. Accordingly, we have sufficient cash to meet the anticipated costs of completing the remainder of Phase III of our exploration program. However, we do not have sufficient cash to pay our anticipated operating expenses for the next twelve months. Additionally, if our board of directors decides to proceed through to Phase IV of our exploration program, of which there is no assurance, we will need additional financing in order to complete Phase IV. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

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

As of June 30, 2007, we had cash in the amount of $13,542. Our business plan calls for significant expenses in connection with the exploration of our mineral claim. We have completed Phases I and II of our exploration program and commenced Phase III of our exploration program. Our current operating funds are sufficient to complete the balance of Phase III of our exploration program. In order for us to perform any further exploration or extensive testing we will need to obtain additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $251,127 for the period from December 21, 2000 (inception) to June 30, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

John Curtis, our Chief Executive Officer and President, controls 47% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Curtis is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Curtis may not be, at all times, the same as those of other shareholders. Since Mr. Curtis is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Curtis exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Curtis will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. Curtis may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GREENLITE VENTURES INC.

Date:	August 17, 2007	By:	/s/ John Curtis
JOHN CURTIS
Chief Executive Officer and President
(Principal Executive Officer )

Date:	August 17, 2007	By:	/s/ Douglas King
DOUGLAS KING
Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)