Form 10QSB
period 2007-09-30
GREENLITE VENTURES INC
filed 2007-11-19
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2007, the Issuer had 10,600,000 Shares of Common
Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", and “Greenlite” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GREENLITE VENTURES INC.

FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of September 30, 2007, and the statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and statements of cash flows for the six month periods ended September 30, 2007 and September 30, 2006, and for the period December 21, 2000 (date of inception) to September 30, 2007. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Greenlite Ventures Inc. as of March 31, 2007, and the related statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and cash flows for the year then ended (not presented herein); and in our report dated June 13, 2007, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Greenlite Ventures, Inc.’s ability to continue as a going concern as described in Note 6 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2007 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California
November 12, 2007

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	September 30,	March 31,
	2007	2007

ASSETS
Current Assets:
Cash	$1,488	$23,870

Total Current Assets	1,488	23,870

TOTAL ASSETS	$1,488	$23,870

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$35,631	$21,698
Interest Payable	4,165	1,658

Total Current Liabilities	39,796	23,536

Long Term Debt	50,000	50,000
Stockholders' Equity (Deficit):
Common Stock, $0.001 par value
100,000,000 shares authorized,
10,600,000 shares issued	10,600	10,600
Additional Paid in Capital	171,900	171,900
Deficit Accumulated During the
Exploration Stage	(270,808)	(231,986)

Total Stockholders' Equity (Deficit)	(88,308)	(49,486)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$1,488	$18,801

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2007	2006	2007	2006	SEPT. 30, 2007

Revenues	$0	$0	$0	$0	$0

Operating Expenses	(19,681)	(10,103)	(38,822)	(24,511)	(270,808)

Loss Before Provision for
Income Taxes	(19,681)	(10,103)	(38,822)	(24,511)	(270,808)

Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)

Net Loss	(19,681)	(10,103)	(38,822)	(24,511)	(270,808)

Accumulated Deficit,
Beginning of Period	(251,127)	(194,120)	(231,986)	(179,712)	0

Accumulated Deficit,
End of Period	$(270,808)	$(204,223)	$(270,808)	$(204,223)	$(270,808)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted Average
Shares Outstanding	10,600,000	10,600,000	10,600,000	10,600,000	8,239,814

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

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) (Continued)
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/(Deficit)

Balances
March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances
March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
March 31, 2007	----	----	----	(52,274)	(52,274)

Balances
March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Net Loss, Period Ended
September 30, 2007	----	----	----	(38,822)	(38,822)

Balances
September 30, 2007	10,600,000	$10,600	$171,900	$(270,808)	$(88,308)

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	INCEPTION to
	SEPT. 30, 2007	SEPT. 30, 2006	SEPT. 30, 2007

Cash Flows from
Operating Activities:

Net Loss	$(38,822)	$(24,511)	$(270,808)

Adjustments to Reconcile Net
Income to Net Cash Provided/
(Used) by Operating Activities:
(Increase)Decrease in:
Receivable – Trust Account	-0-	7,936	-0-
Increase(Decrease) in:
Accounts Payable	13,933	7,496	35,631
Interest Payable	2,507	-0-	4,165

Net Cash Used by
Operating Activities	(22,382)	(9,079)	(231,012)

Cash Flows from
Investing Activities	-0-	-0-	-0-

Cash Flows from
Financing Activities:
Proceeds from Issuance of Debt	-0-	-0-	50,000
Proceeds Related to
Issuance of Common Stock	-0-	-0-	182,500

Cash Provided by
Financing Activities	-0-	-0-	232,500

Net Increase (Decrease) in Cash	(22,382)	(9,079)	1,488

Cash at Beginning of Period	23,870	10,865	-0-

Cash at End of Period	$1,488	$1,786	$1,488

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended September 30, 2007 and September 30, 2006 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $270,808 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 – SUBSEQUENT EVENTS

On July 25, 2007, the Company approved a private placement of up to 350,000 units at a price of $0.15 per unit. Each unit consists of one common share of the Company’s stock and one share purchase warrant, with each warrant entitling the holder to purchase an additional common share at a price of $0.20 per share, for a period ending one year from the date the units are issued. The proceeds of this offering are to be used to retire corporate debt and for general corporate expenses. This offering was made to non-US investors pursuant to Regulation S of the United States Securities Act of 1933. On November 7, 2007, 266,666 units were issued under this private placement, for a total contribution of $40,000.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2007	2006	2007	2006	SEPT. 30, 2007

Operating Expenses
Accounting	$3,810	$3,710	$9,760	$9,800	$68,065
Bank Charges	10	-0-	10	-0-	158
Exploration and Development	-0-	-0-	2,485	-0-	20,750
Interest	1,260	-0-	2,507	-0-	4,165
Legal	9,557	4,571	12,704	9,602	102,892
Office Administration	3,000	-0-	6,000	25	26,472
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	1,309	1,187	4,021	3,822	21,576
Rent	600	600	1,200	1,200	17,450
Telephone	135	35	135	62	1,611
Travel & Entertainment	-0-	-0-	-0-	-0-	3,669

Total Operating Expenses	$19,681	$10,103	$38,822	$24,511	$270,808

See Accountants’ Review Report and Notes

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

Recent Corporate Developments

We have experienced the following significant corporate developments since our last quarter ended June 30, 2007:

1.

On July 25, 2007, our Board of Directors approved a private placement offering of up to 350,000 units (each a “Unit”) at a price of $0.15 per Unit to non-US persons as contemplated under Regulation S of the Securities Act of 1933 (the “Securities Act”). Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.15 US per share for a period of one (1) year from the date the Units were issued. On November 7, 2007, we issued 266,666 Units at a price of $0.15 US per Unit to non-U.S. persons as contemplated under Regulation S of the Securities Act. The balance of the offering has not been closed and there is no assurance that we will sell any further Units under this offering.

2.

On November 7, 2007, we entered into a management consulting agreement with John Curtis. Pursuant to the terms of the agreement, Mr. Curtis is to be paid consulting fees of $500 per month, in consideration for acting as our President and Chief Executive Officer. The term of the agreement is for a period of two years expiring at the close of business on November 7, 2009, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board.

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

Based on the results of the survey, Mr. Reynolds recommended that we conduct further exploration on the Magnolia property consisting of expanding the flagged survey grid to the property limits and conducting a property wide magnetic survey over this grid. In conjunction with the magnetic survey, Mr. Reynolds recommended geological mapping and prospecting be conducted over the flagged grid in particular, areas with coincident magnetic and geochemical anomalies and that further soil sampling should be extended 200 metres north and south of the existing grid. We intend to complete the remaining portion of phase III during the spring exploration season of 2008.

PLAN OF OPERATION

Our business plan is to proceed with the exploration of the Magnolia Claim to determine whether there are proven reserves of gold, silver, copper, iron or other metals. As at the date of this Quarterly Report, we have completed Phases I, II and the initial portion of Phase III of our exploration program at a cost of $16,341.

Based on the preliminary recommendations of our geologist following Phase II of our exploration program, we completed the initial portion of Phase III of our exploration program in January of 2007. We expect to complete the balance of Phase III at an estimated cost of $5,000 during the spring exploration season of 2008, subject to weather conditions. Once the results from Phase III are received, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from Phases I, II and III are sufficiently positive to enable us to obtain the financing necessary to proceed. This assessment will include an assessment of our cash reserves, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months
Professional Fees	$15,000
Office Expenses	$1,000
Mineral Exploration Expenses	$5,000
TOTAL	$21,000

Our total expenditures over the next twelve months are anticipated to be approximately $21,000. As at September 30, 2007, we had cash in the amount of $1,488. As such we will require additional financing to fund our operations over the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than what we have estimated, or if we decide to proceed beyond Phase III of our proposed exploration program, of which there is no assurance, we will be required to seek additional financing. We currently do not have any arrangements in place for additional financing.

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

RESULTS OF OPERATIONS

Second Quarter and Six Month Summary

	Second Quarter Ended September 30			Six Months Ended September 30
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Revenue	$--	$ --	N/A	$--	$ --	N/A

Expenses	(19,681)	(10,103)	94.8%	(38,822)	(24,511)	58.4%

Net Loss	$(19,681)	$(10,103)	94.8%	$(38,822)	$(24,511)	58.4%

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

Expenses

Our expenses for the three and six months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30			Six Months Ended September 30
			Percentage			Percentage
	2007	2006	Increase /	2007	2006	Increase /
			(Decrease)			(Decrease)
Accounting	$3,810	$3,710	2.7%	$9,760	$9,800	(0.4)%
Bank Charges	10	--	N/A	10	--	N/A
Exploration and	--	--	N/A	2,485	--	N/A
Development
Interest	1,260	--	N/A	2,507	--	N/A
Legal	9,557	4,571	109.1%	12,704	9,602	32.3%
Office Administration	3,000	--	N/A	6,000	25	23,900%
Regulatory Expenses	1,309	1,187	10.3%	4,021	3,822	5.2%
Rent	600	600	N/A	1,200	1,200	N/A
Telephone	135	35	285.7%	135	62	117.7%
TOTAL	$19,681	$10,103	94.8%	$38,822	$24,511	58.4%

The majority of our expenses for the second quarter ended September 30, 2007 consisted of accounting and legal expenses in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934.

We anticipate that our expenses will increase significantly as we continue to undertake our plan of operation and pursue our exploration program for the Magnolia Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program. However, there are no assurances that such a determination will be made.

Liquidity And Capital Resources

Working Capital
			Percentage
	At September 30, 2007	At March 31, 2007	Increase / (Decrease)
Current Assets	$1,488	$23,870	(93.8)%
Current Liabilities	(39,796)	(23,536)	69.1%
Working Capital	$(38,308)	$334	(11,569.5)%

Cash Flows
	Six Months Ended	Six Months Ended
	September 30, 2007	September 30, 2006
Cash Flows Used By Operating Activities	$(22,382)	$(9,079)
Cash Flows From Investing Activities	--	--
Cash Flows Provide By Financing Activities	--	--
Net Increase (Decrease) In Cash During Period	$(22,382)	$(9,079)

Our cash on hand as of September 30, 2007 was $1,488. Accordingly, we do not have sufficient cash to meet the anticipated costs of completing the remainder of Phase III of our exploration program and to pay our anticipated operating expenses for the next twelve months. Additionally, if our board of directors decides to proceed through to Phase IV of our exploration program, of which there is no assurance, we will need additional financing in order to complete Phase IV. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

On July 25, 2007, we approved a private placement offering of up to 350,000 units at a price of $0.15 US per Unit pursuant to Regulation S of the Securities Act. Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.15 US per share for a period of one (1) year from the date the Units were issued. On November 7, 2007, we issued 266,666 Units at a price of $0.15 US per Unit to non-U.S. persons as contemplated under Regulation S of the Securities Act. The balance of the offering has not been closed and there is no assurance that the remaining Units will be sold.

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

As of September 30, 2007, we had cash in the amount of $1,488. Our business plan calls for significant expenses in connection with the exploration of our mineral claim. We have completed Phases I and II of our exploration program and commenced Phase III of our exploration program. Our current operating funds are sufficient to complete the balance of Phase III of our exploration program. In order for us to perform any further exploration or extensive testing we will need to obtain additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $270,808 for the period from December 21, 2000 (inception) to September 30, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

There were no changes in our internal control over financial reporting during the six months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

None.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 25, 2007, we approved a private placement offering of up to 350,000 Units at a price of $0.15 per Unit to non-US persons as contemplated under Regulation S of the Securities Act. Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.15 US per share for a period of one (1) year from the date the Units were issued. On November 7, 2007, we issued 266,666 Units at a price of $0.15 US per Unit to two subscribers. The Units were issued pursuant to the exemption from registration contained in Regulation S on the basis that the Subscriber was not a “U.S. Person” as that term is defined under Regulation S. There is no assurance that we will sell any further units pursuant to this offering

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.           OTHER INFORMATION.

None.

ITEM 6.           EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Mineral Claim Purchase Agreement between Greenlite Ventures Inc. and Lorrie Ann Archibald dated April 30, 2002.(1)
10.2	Bill of Sale.(1)
10.3	Form of Convertible Note.(3)
10.4	Management Consulting Agreement with John Curtis.(4)
14.1	Code of Ethics.(2)

Exhibit
Number	Description of Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 5, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 9, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	November 16, 2007	By:	/s/ John Curtis
JOHN CURTIS
Chief Executive Officer and President
(Principal Executive Officer )

Date:	November 16, 2007	By:	/s/ Douglas King
DOUGLAS KING
Chief Financial Officer,
Secretary and Treasurer
(Principal Accounting Officer)