Form 10QSB
period 2007-12-31
GREENLITE VENTURES INC
filed 2008-02-19
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] Quarterly Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2007

[ ] Transition Report Under Section 13 Or 15(d) Of The Exchange Act

For the transition period from ________to ________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 12, 2008, the Issuer had 11,366,666 Shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Article 8 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended December 31, 2007 are not necessarily indicative of the results that can be expected for the year ending March 31, 2008.

As used in this Quarterly Report, the terms "we", "us", "our", and “Greenlite” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

GREENLITE VENTURES INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of December 31, 2007, and the statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and statements of cash flows for the nine month periods ended December 31, 2007 and December 31, 2006, and for the period December 21, 2000 (date of inception) to December 31, 2007. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Greenlite Ventures Inc. as of March 31, 2007, and the related statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and cash flows for the year then ended (not presented herein); and in our report dated June 13, 2007, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Greenlite Ventures, Inc.’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2007 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Sarna & Company

Sarna & Company
Certified Public Accountants
Westlake Village, California
February 15, 2008

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	December 30,	March 31,
	2007	2007

Current Assets:
Cash	$409	$23,870
Receivable – Trust Account	14,023	-0-

Total Current Assets	14,432	23,870

TOTAL ASSETS	$14,432	$23,870

LIABILITIES AND STOCKHOLDERS' EQUITY/<DEFICIT>

Current Liabilities:
Accounts Payable and
Accrued Expenses	$12,667	$21,698
Loans Payable	9,000	-0-
Interest Payable	5,425	1,658

Total Current Liabilities	27,092	23,536

Long Term Debt	50,000	50,000

Stockholders' Equity <Deficit>:
Common Stock, $0.001 par value
100,000,000 shares authorized,
10,866,666 and 10,600,000
shares issued	10,866	10,600
Additional Paid in Capital	211,634	171,900
Deficit Accumulated During the
Exploration Stage	(285,160)	(231,986)

Total Stockholders' Equity <Deficit>	(62,660)	(49,486)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/<DEFICIT>	$14,432	$18,801

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2007	2006	2007	2006	DEC. 31, 2007
Revenues	$0	$0	$0	$0	$0
Operating Expenses	(14,352)	(15,770)	(53,174)	(40,281)	(285,160)
Loss Before Provision for
Income Taxes	(14,352)	(15,770)	(53,174)	(40,281)	(285,160)
Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)
Net Loss	(14,352)	(15,770)	(53,174)	(40,281)	(285,160)
Accumulated Deficit,
Beginning of Period	(270,808)	(204,223)	(231,986)	(179,712)	0
Accumulated Deficit,
End of Period	$(285,160)	$(219,993)	$(285,160)	$(219,993)	$(285,160)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Weighted Average
Shares Outstanding	10,733,333	10,600,000	10,644,444	10,600,000	8,328,868

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/<DEFICIT>
(Unaudited)

	Common Stock				Additional		Accumulated		Total
			Dollar		Paid in		Deficit		Stockholders'
	Shares		Amount		Capital				Equity/<Deficit>

Balances
December 21, 2000
(Date of Inception)	----	$	----	$	----	$	----	$	----

Stock Subscriptions Received
$0.001 per share
February 14, 2001	----		----		2,500		----		2,500

Net Loss, Period Ended
March 31, 2001	----		----		----		(1,310)		(1,310)

Balances
March 31, 2001	----	$	----		$2,500		$(1,310)		$1,190

Stock Subscriptions Received
$0.001 per share
February 25, 2002	----		----		2,500		----		2,500

Common Stock Issued
$0.001 per share
February 28, 2002	7,500,000		7,500		(5,000)		----		2,500

Net Loss, Period Ended
March 31, 2002	----		----		----		(8,244)		(8,244)

Balances
March 31, 2002	7,500,000		$7,500		----		$(9,554)		$(2,054)

Common Stock Issued
$0.05 per share
November 30, 2002	1,400,000		1,400		68,600		----		70,000

Net Loss, Period Ended
March 31, 2003	----		----		----		(29,203)		(29,203)

Balances
March 31, 2003	8,900,000		$8,900		$68,600		$(38,757)		$38,743

Net Loss, Period Ended
March 31, 2004	----		----		----		(45,729)		(45,729)

Balances
March 31, 2004	8,900,000		$8,900		$68,600		$(84,486)		$(6,986)

Common Stock Issued
$0.05 per share
September 30, 2004	900,000		900		44,100		----		45,000

Net Loss, Period Ended
March 31, 2005	----		----		----		(46,137)		(46,137)

Balances
March 31, 2005	9,800,000		9,800		112,700		(130,623)		(8,123)

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/<DEFICIT> (Continued)
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/<Deficit>

Balances
March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances
March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
March 31, 2007	----	----	----	(52,274)	(52,274)

Balances
March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued
$0.15 per share
November 7, 2007	266,666	266	39,734	----	40,000

Net Loss, Period Ended
December 31, 2007	----	----	----	(53,174)	(53,174)

Balances
December 31, 2007	10,866,666	$10,866	$211,634	$(285,160)	$(62,660)

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	INCEPTION to
	DEC. 31, 2007	DEC. 31, 2006	DEC. 31, 2007

Cash Flows from
Operating Activities:

Net Loss	$(53,174)	$(40,281)	$(285,160)

Adjustments to Reconcile Net
Income to Net Cash Provided/
<Used> by Operating Activities:
<Increase>Decrease in:
Receivable – Trust Account	(14,023)	7,936	(14,023)
Increase<Decrease> in:
Accounts Payable	(9,031)	463	12,667
Interest Payable	3,767	425	5,425

Net Cash Used by
Operating Activities	(72,461)	(31,457)	(281,091)

Cash Flows from
Investing Activities	-0-	-0-	-0-

Cash Flows from
Financing Activities:
Proceeds from Issuance of Debt	9,000	50,000	59,000
Proceeds Related to
Issuance of Common Stock	40,000	-0-	222,500

Cash Provided by
Financing Activities	49,000	50,000	281,500

Net Increase <Decrease> in Cash	(23,461)	18,543	409

Cash at Beginning of Period	23,870	10,865	-0-

Cash at End of Period	$409	$29,408	$409

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended December 31, 2007 and December 31, 2006 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LOANS PAYABLE

On December 7, 2007, the Company obtained loans from two stockholders totaling $9,000. These loans are non-interest-bearing, short-term loans due on demand, and were obtained to provide working capital and to pay ordinary expenses.

NOTE 4 – LONG-TERM DEBT

On October 31, 2006, the Company’s Board of Directors approved a private placement of 10% convertible notes for proceeds of $50,000. These notes were issued on November 30, 2006, were due on October 31, 2008, and bear interest at 10% annually. The note holders are entitled to convert all or any portion of the notes into shares of the Company’s common stock, at the lesser of $0.10 per share or 75% of the average trading price for the ten trading days immediately preceding the date of conversion. The proceeds are intended to fund completion of work on the Company’s mineral claim, and for working capital purposes. As discussed in Note 9, on January 24, 2008 these notes were converted into 500,000 shares of the Company’s common stock.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases
The Company currently rents administrative office space under a monthly renewable contract.

Litigation
The Company is not presently involved in any litigation.

NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 7 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – GOING CONCERN - CONTINUED

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $285,160 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 – STOCK ISSUANCES

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

NOTE 9 – SUBSEQUENT EVENTS

On January 24, 2008, $50,000 of 10% convertible notes payable were converted into 500,000 shares of the Company’s common stock according to the terms described in Note 3 to the financial statements.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2007	2006	2007	2006	DEC. 31, 2007

Operating Expenses
Accounting	$3,810	$9,670	$13,570	$19,470	$71,875
Bank Charges	188	10	198	10	346
Consulting	1,500	-0-	1,500	-0-	1,500
Exploration and Development	-0-	-0-	2,485	-0-	20,750
Interest	1,260	425	3,767	425	5,425
Legal	3,227	4,000	15,931	13,602	106,119
Office Administration	3,000	-0-	9,000	25	29,472
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	686	1,040	4,707	4,862	22,262
Rent	600	600	1,800	1,800	18,050
Telephone	81	25	216	87	1,692
Travel & Entertainment	-0-	-0-	-0-	-0-	3,669

Total Operating Expenses	$14,352	$15,770	$53,174	$40,281	$285,160

See Accountants’ Review Report and Notes

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Recent Corporate Developments

We have experienced the following significant corporate developments since our last quarter ended September 30, 2007:

1.

On November 7, 2007, we entered into a management consulting agreement with John Curtis. Pursuant to the terms of the agreement, Mr. Curtis was paid consulting fees of $500 per month, in consideration of his acting as our President and Chief Executive Officer. The term of the agreement was for a period of two years expiring at the close of business on November 7, 2009, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board. The agreement terminated on February 16, 2008 as a result of the resignation of Mr. Curtis.

2.	Also on November 7, we issued 266,666 Units at a price of $0.15 US per Unit to non-U.S. persons in reliance of Regulation S of the Securities Act. The private placement offering of up to 350,000 units (each a “Unit”) at a price of $0.15 US per Unit was approved by our Board of Directors on July 25, 2007. Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.15 US per share for a period of one (1) year from the date the Units were issued. The balance of the offering has not been closed and there is no assurance that the remaining Units will be sold.

3.

On January 24, 2008, we issued a total of 500,000 shares of common stock on conversion of our 10% convertible notes originally issued on November 30, 2006. The shares were issued solely to non-US persons in reliance of Regulation S of the Securities Act of 1933.

4.

On February 4, 2008, John Curtis, our then Chief Executive Officer, President and sole director, and Howard Thomson entered into a share transfer agreement (the “Share Transfer Agreement”) pursuant to which Howard Thomson agreed to purchase 4,980,000 shares of our common stock from John Curtis for an aggregate purchase price of $4,980, being $0.001 per share (the “Share Transfer”). Closing of the Share Transfer occurred on February 16, 2008.

5.

Effective February 16, 2008, upon the closing of the Share Transfer, John Curtis resigned and Howard Thomson replaced Mr. Curtis as our sole director and as our Chief Executive Officer and President. There were no disagreements between Mr. Curtis and the Company regarding any matter relating to the Company’s operations, policies or practices.

6.

Also effective February 16, 2008. Mr. Thomson replaced Doug King as our Chief Financial Officer, Secretary and Treasurer. There were no disagreements between Mr. King and the Company regarding any matter relating to the Company’s operations, policies or practices.

7.

On February 16, 2008, we entered into a management consulting agreement with Howard Thomson. Pursuant to the terms of the agreement, Mr. Thomson is to be paid consulting fees of $750 per month, in consideration of which Mr. Thomson has agreed to act as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. Mr. Thomson may be granted, subject to the approval of the Company’s Board, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for a period expiring at the close of business on February 16, 2010, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board. A copy of the above referenced management consultant agreement is attached as an exhibit to this Quarterly Report on Form 10-QSB.

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

Based on the results of the survey, Mr. Reynolds recommended that we conduct further exploration on the Magnolia property consisting of expanding the flagged survey grid to the property limits and conducting a property wide magnetic survey over this grid. In conjunction with the magnetic survey, Mr. Reynolds recommended geological mapping and prospecting be conducted over the flagged grid in particular, areas with coincident magnetic and geochemical anomalies and that further soil sampling should be extended 200 metres north and south of the existing grid. We intend to complete the remaining portion of Phase III during the spring/summer exploration season of 2008.

PLAN OF OPERATION

Our business plan is to proceed with the exploration of the Magnolia Claim to determine whether there are proven reserves of gold, silver, copper, iron or other metals. As at the date of this Quarterly Report, we have completed Phases I, II and the initial portion of Phase III of our exploration program at a cost of $16,341.

Based on the preliminary recommendations of our geologist following Phase II of our exploration program, we completed the initial portion of Phase III of our exploration program in January of 2007. We expect to complete the balance of Phase III at an estimated cost of $5,000 during the spring/summer exploration season of 2008. Once the results from Phase III are received, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from Phases I, II and III are sufficiently positive to enable us to obtain the financing necessary to proceed. This assessment will include an assessment of our cash reserves, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months
Professional Fees	$15,000
Management Fees	$9,000
Office Expenses/Rent	$3,600
Mineral Exploration Expenses	$5,000
TOTAL	$32,600

Our total expenditures over the next twelve months are anticipated to be approximately $32,600. As at December 31, 2007, we had cash in the amount of $14,432. As such we will require additional financing to fund our operations over the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than what we have estimated, or if we decide to proceed beyond Phase III of our proposed exploration program, of which there is no assurance, we will be required to seek additional financing. We currently do not have any arrangements in place for additional financing.

During this exploration stage, our sole officer will only be devoting approximately ten hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting us over the next twelve months as all exploratory work is being performed by our geological consultant, Paul Reynolds. If, however, the demands of our business require more business time of our officers, such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, they are prepared to adjust their timetable to devote more time to our business. However, they may not be able to devote sufficient time to the management of our business, as and when needed.

RESULTS OF OPERATIONS

Third Quarter and Nine Month Summary

	Third Quarter Ended				Nine Months Ended
	December 31		Percentage		December 31		Percentage
			Increase /				Increase /
	2007	2006	(Decrease)		2007	2006	(Decrease)
Revenue	$--	$--	N/A		$--	$--	N/A
Expenses	(14,352)	(15,770)	(8.99%	)	(53,174)	(40,281)	32.00%
Net Loss	$(14,352)	$(15,770)	(8.99%	)	$(53,174)	$(40,281)	32.00%

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

Expenses

Our expenses for the three and nine months ended December 31, 2007 and 2006 consisted of the following:

	Third Quarter Ended				Nine Months Ended
	December 31		Percentage		December 31		Percentage
			Increase /				Increase /
	2007	2006	(Decrease)		2007	2006	(Decrease)
Accounting	$3,810	$9,670	(60.6%	)	$13,570	$19,470	(30.3%	)
Bank Charges	188	10	1,780.0%		198	10	1,880.0%
Consulting	1,500	--	100%		1,500	--	100%
Exploration and	--	--	n/a		2,485	--	100%
Development
Interest	1,260	425	196.5%		3,767	425	786.4%
Legal	3,227	4,000	(19.3%	)	15,931	13,602	17.1%
Office	3,000	--	100%		9,000	25	35,900.0%
Administration
Regulatory	686	1,040	(34.04%	)	4,707	4,862	(3.19%	)
Expenses
Rent	600	600	n/a		1,800	1,800	n/a
Telephone	81	25	224.0%		216	87	148.3%
TOTAL	$14,352	$15,770	(8.99%	)	$53,174	$40,281	32.0%

The majority of our expenses for the third quarter ended December 31, 2007 consisted of accounting and legal expenses in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934. Our expenses also increased because we commenced paying management fees to our President and CEO, Mr. Curtis.

We anticipate that our expenses will increase significantly as we continue to undertake our plan of operation and pursue our exploration program for the Magnolia Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program. However, there are no assurances that such a determination will be made.

Liquidity And Capital Resources

Working Capital
			Percentage
	At December 31, 2007	At March 31, 2007	Increase / (Decrease)
Current Assets	$14,432	$23,870	(39.5%	)
Current Liabilities	(27,092)	(23,536)	15.1%
Working Capital	$(12,660)	$334	(100%	)

Cash Flows
	Nine Months Ended	Nine Months Ended
	December 31, 2007	December 31, 2006
Cash Flows Used By Operating Activities	$(72,461)	$(31,457)
Cash Flows From Investing Activities	--	--
Cash Flows Provide By Financing Activities	49,000	50,000
Net Increase (Decrease) In Cash During Period	$(23,461)	$18,543

Our cash on hand as of December 31, 2007 was $14,432. Accordingly, we do not have sufficient cash to meet the anticipated costs of completing the remainder of Phase III of our exploration program and to pay our anticipated operating expenses for the next twelve months. Additionally, if our board of directors decides to proceed through to Phase IV of our exploration program, of which there is no assurance, we will need additional financing in order to complete Phase IV. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

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

On July 25, 2007, we approved a private placement offering of up to 350,000 units at a price of $0.15 US per Unit pursuant to Regulation S of the Securities Act. Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.15 US per share for a period of one (1) year from the date the Units were issued. On November 7, 2007, we issued 266,666 Units at a price of $0.15 US per Unit to non-U.S. persons in reliance of Regulation S of the Securities Act. The balance of the offering has not been closed and there is no assurance that the remaining Units will be sold.

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

RISKS AND UNCERTAINTIES

Because our sole executive officer does not have formal training specific to the technicalities of mineral exploration, there is a higher risk that our business will fail.

Howard Thomson, our sole executive officer and sole director, does not have any formal training as geologists or in the technical aspects of management of a mineral exploration company. Our management lacks technical training and experience with exploring for, starting, and operating a mine. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management’s decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry.

If we do not obtain additional financing, our business will fail.

As of December 31, 2007, we had cash in the amount of $14,432. Our business plan calls for significant expenses in connection with the exploration of our mineral claim. We have completed Phases I and II of our exploration program and commenced Phase III of our exploration program.

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

We have incurred a net loss of $285,160 for the period from December 21, 2000 (inception) to December 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

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

Our sole executive officer, Howard Thomson, is employed on a full time basis by other companies. Mr. Thomson expects to expend approximately ten hours per week on our business. Competing demands on his time may lead to a divergence between his interests and the interests of other shareholders.

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

Because our sole executive officer and sole director, Howard Thomson, owns 43.8% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Thomson are inconsistent with the best interests of other stockholders.

Howard Thomson, our sole executive officer and sole director, controls 43.8% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Thomson is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Thomson may not be, at all times, the same as those of other shareholders. Since Mr. Thomson is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Thomson exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Thomson will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. Thomson may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures are effective.

There were no changes in our internal control over financial reporting during the nine months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 7, 2007, we issued 266,666 Units at a price of $0.15 US per Unit to non-U.S. persons in reliance of Regulation S of the Securities Act. The private placement offering of up to 350,000 units (each a “Unit”) at a price of $0.15 US per Unit was approved by our Board of Directors on July 25, 2007. Each Unit consists of one share of our common stock and one share purchase warrant. Each warrant entitles the holder to purchase an additional share of our common stock at a price of $0.15 US per share for a period of one (1) year from the date the Units were issued. The balance of the offering has not been closed and there is no assurance that the remaining Units will be sold.

On January 24, 2008, we issued a total of 500,000 shares of common stock at a conversion price of $0.10 per share upon receipt of notices of conversion of our 10% convertible notes originally issued on November 30, 2006. The shares were issued solely to non-US persons in reliance of Regulation S of the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Entry Into A Material Definitive Agreement

Effective February 16, 2008, we entered into a management consulting agreement with Howard Thomson. Pursuant to the terms of the agreement, Mr. Thomson is to be paid consulting fees of $750 per month, in consideration of which Mr. Thomson agreed to act as the Company’s Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. Mr. Thomson may be granted, subject to the approval of the Company’s Board, incentive stock options to purchase shares of the Company’s common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for a period expiring at the close of business on February 16, 2010, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board. A copy of the above referenced management consultant agreement is attached as an exhibit to this Quarterly Report on Form 10-QSB.

Change in Control of the Registrant

On February 6, 2008, we filed an Information Statement on Schedule 14F-1 with respect to a change in majority of our Board of Directors. The Schedule 14F-1 was also mailed on February 6, 2008 to our stockholders of record on February 4, 2008. The Schedule 14F-1 was filed in connection with a private transaction whereby John Curtis, our then Chief Executive Officer, President and sole director, and Howard Thomson entered into a share transfer agreement (the “Share Transfer Agreement”) dated February 4, 2008, pursuant to which Howard Thomson purchased 4,980,000 shares of our common stock from John Curtis for an aggregate purchase price of $4,980, being $0.001 per share (the “Share Transfer”). Closing of the Share Transfer occurred on February 16, 2008.

Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers

1.

Effective February 16, 2008, upon the closing of the Share Transfer Agreement between Howard Thomson and John Curtis, Howard Thomson replaced John Curtis as our sole director and as our Chief Executive Officer and President. There were no disagreements between Mr. Curtis and the Company regarding any matter relating to the Company’s operations, policies or practices.

2.

Also effective February 16, 2008, Mr. Thomson replaced Doug King as our Chief Financial Officer, Secretary and Treasurer. There were no disagreements between Mr. King and the Company regarding any matter relating to the Company’s operations, policies or practices.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Mineral Claim Purchase Agreement between Greenlite Ventures Inc. and Lorrie Ann Archibald dated April 30, 2002.(1)
10.2	Bill of Sale.(1)
10.3	Form of Convertible Note.(3)
10.4	Management Consulting Agreement with John Curtis.(4)
10.5	Management Consulting Agreement with Howard Thomson.
14.1	Code of Ethics.(2)
31.1	Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 5, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 9, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	February 18, 2008	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer)
(Principal Accounting Officer)