Form 10-K
period 2008-03-31
GREENLITE VENTURES INC
filed 2008-07-15
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 000-51773

GREENLITE VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2170874
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

810 Peace Portal Drive, Suite 201
Blaine, WA	98230
(Address of principal executive offices)	(Zip Code)

(360) 318-3028
Issuer's telephone number

Securities registered pursuant to Section 12(b) of the Act:	NONE.

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act.
Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required
to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $777,333 based on a price of $0.20, being the average bid and asked price for the registrant’s common stock as quoted on the OTC Bulletin Board on September 28, 2007.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 7, 2008, the registrant had 11,366,666 shares of common stock outstanding.

GREENLITE VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2008

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Greenlite,” and “the Company” mean Greenlite Ventures Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.               BUSINESS.

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

RECENT CORPORATE DEVELOPMENTS

We have experienced the following significant corporate developments since our last quarter ended December 31, 2007:

1.

On January 24, 2008, we issued a total of 500,000 shares of common stock on conversion of our 10% convertible notes originally issued on November 30, 2006. The shares were issued solely to non-US persons in reliance of Regulation S of the Securities Act of 1933 (the “Securities Act”).

2.

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

3.

Effective February 16, 2008, upon the closing of the Share Transfer, John Curtis resigned and Howard Thomson replaced Mr. Curtis as our sole director and as our Chief Executive Officer and President. There were no disagreements between Mr. Curtis and the Company regarding any matter relating to the Company’s operations, policies or practices.

4.

Also effective February 16, 2008. Mr. Thomson replaced Douglas King as our Chief Financial Officer, Secretary and Treasurer. There were no disagreements between Mr. King and the Company regarding any matter relating to the Company’s operations, policies or practices.

5.

On February 16, 2008, we entered into a management consulting agreement with Howard Thomson. Pursuant to the terms of the agreement, Mr. Thomson is to be paid consulting fees of $750 per month, in consideration of which Mr. Thomson has agreed to act as our Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. Mr. Thomson may be granted, subject to the approval of the Company’s Board, incentive stock options to purchase shares of our common stock in such amounts and at such times as the Board, in its absolute discretion, may from time to time determine. The term of the agreement is for a period expiring at the close of business on February 16, 2010, unless otherwise terminated pursuant to the terms of the agreement or extended by the Board.

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

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia, Canada. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy, Mines and Petroleum Resources (the “Ministry of Mines’).

The Ministry of Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry of Mines regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Mines, and the Mines Act as well as the Health, Safety and Reclamation Code and the

Mineral Exploration Code. The Mineral Tenure Act and its regulations govern the procedures involved in locating, recording and maintaining mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals, designed as production tenures. The Mineral Tenure Act does not apply to minerals held by crown grant or by freehold tenure.

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

Our mineral claim will expire on July 31, 2008. The minimum exploration work that must be performed or the fee payable in lieu of exploration work for keeping our claim current is equal to approximately $8.17 ($8.40 CDN) annually per hectare. Our mineral claim consists of 450 hectares. As our mineral claim is effective until July 31, 2008, we must file confirmation of the completion of exploration work in the minimum amount of approximately $3,677 (CDN$3,780) or make a payment in lieu or exploration work in the minimum amount by July 31, 2008. If we fail to complete the minimum required amount of exploration work or fail to make a payment in lieu of this exploration work, then our mineral claim will lapse on July 31, 2008, and we will lose all interest that we have in our mineral claim. We intend to pay the required fee or perform the minimum exploration work required to meet this amount to extend our mineral claim for an additional year upon the expiry of our mineral claim on July 31, 2008, unless the results of our exploration program indicate that the claim is not commercially viable.

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

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

-	Water discharge will have to meet drinking water standards;

-	Dust generation will have to be minimal or otherwise re-mediated;

-	Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

-	An assessment of all material to be left on the surface will need to be environmentally benign;

-	Ground water will have to be monitored for any potential contaminants;

-	The socio-economic impact of the project will have to be evaluated and, if deemed negative, will have to be re-mediated; and

-	There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

EMPLOYEES

We have no employees as of the date of this Annual Report other than our sole officer. We conduct our business largely through agreements with consultants and arms-length third parties.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our inception.

PATENTS AND TRADEMARKS

We do not own any patents or trademarks.

ITEM 1A.             RISK FACTORS.

The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, financial condition or results of operation.

If we do not obtain additional financing, our business will fail.

As of March 31, 2008, we had cash in the amount of $179. Our business plan calls for significant expenses in connection with the exploration of our mineral claim. We have completed Phases I and II of our exploration program and commenced Phase III of our exploration program. Our current operating funds are insufficient to complete the balance of Phase III of our exploration program. In order for us to complete the balance of Phase III of our exploration program, we will need to obtain additional financing. Obtaining additional financing would be subject to a number of factors, including the market prices for the mineral property and gold, silver, copper and iron. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe that there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $303,765 for the period from December 21, 2000 (inception) to March 31, 2008, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claim. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this Annual Report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended March 31, 2008. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no reserves will be found and our business will fail.

We are in the initial stages of exploration of our mineral claim, and thus have no way to evaluate the likelihood that we will be able to operate the business successfully. We were incorporated on December 21, 2000 and, to date, have been involved primarily in organizational activities and the acquisition of the Magnolia Claim. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find reserves of gold, silver, copper, and iron in our mineral claim. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral property that we plan to undertake. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

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

ITEM 2.               PROPERTIES.

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

Name of Mineral Claim	Tag Number	Tenure Number	Expiry Date
MAGNOLIA 1	222774	392905	July 31, 2008

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

	An additional recommended exploration phase consisting of expanding a flagged survey grid and a magnetic survey over the grid is intended to be completed.	Initial phase Completed in January, 2007 Additional exploration to be completed during the summer exploration season of 2008	$6,238 $5,000
Phase IV	Subject to positive results from the previous phases, mechanical trenching and/or diamond drilling.	To be determined based on the Results of Phase III.	To be determined based on the Results of Phase III.

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

Our cash on hand as of March 31, 2008 is $179. As at the date of this Annual Report, we have completed Phases I, II and the initial portion of Phase III of our exploration program at a cost of $16,341. We have insufficient cash on hand to pay the estimated costs of the remainder of Phase III approximately in the amount of $5,000. Accordingly, we will require additional financing in order to proceed with any additional work beyond Phase III of our exploration program. Although we have a wide ranging projected exploration program, we do not know how much money will ultimately be needed for exploration. Further work must then be carried out to determine the extent of the gold, silver, copper or iron mineralization, if any, in order to proceed with Phase IV and to determine whether it might be economically viable to mine over the long term. Therefore, costs of exploration are not limited to the initially described four-phase exploration program.

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

Based on the results of the survey, Mr. Reynolds recommended that we conduct further exploration on the Magnolia property consisting of expanding the flagged survey grid to the property limits and conducting a property wide magnetic survey over this grid. In conjunction with the magnetic survey, Mr. Reynolds recommended geological mapping and prospecting be conducted over the flagged grid in particular, areas with coincident magnetic and geochemical anomalies and that further soil sampling should be extended 200 metres north and south of the existing grid. We intend to complete the remaining portion of Phase III during the summer exploration season of 2008.

ITEM 3.               LEGAL PROCEEDINGS.

We are not a party to any legal proceedings and, to our knowledge, no such proceedings are pending, threatened or contemplated.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during the fourth quarter of our fiscal year ended March 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares of common stock commenced trading on the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”) under the symbol “GLTV” on March 22, 2007. The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

	2008		2007

	High	Low	High	Low

First Quarter ended June 30	$ 0.00	$ 0.00	$ N/A	$ N/A
Second Quarter ended September 30	$ 0.00	$ 0.00	$ N/A	$ N/A
Third Quarter ended December 31	$ 0.00	$ 0.00	$ N/A	$ N/A
Fourth Quarter ended March 31	$ 0.00	$ 0.00	$ 0.20	$ 0.00

The high and low price quotes of our common stock as set out in the table above are as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

REGISTERED HOLDERS OF OUR COMMON STOCK

As of July 7, 2008, we had 127 registered shareholders and 11,366,666 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

DIVIDENDS

We have neither declared nor paid any cash dividends on our capital stock since our inception and do not contemplate paying cash dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business. Our board of directors will determine future dividend declarations and payments, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

There are no restrictions in our articles of incorporation or in our bylaws which prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of a dividend:

(a)	We would not be able to pay our debts as they become due in the usual course of business; or

(b)

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving distributions.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 7.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

PLAN OF OPERATION

Our business plan is to proceed with the exploration of the Magnolia Claim to determine whether there are proven reserves of gold, silver, copper, iron or other metals. As at the date of this Annual Report, we have completed Phases I, II and the initial portion of Phase III of our exploration program at a cost of $16,341.

We plan to complete the balance of Phase III at an estimated cost of $5,000 during the summer exploration season of 2008. Once the results from Phase III are received, we will assess whether to proceed to any further exploration phases. In making this determination, we will make an assessment as to whether the results from Phases I, II and III are sufficiently positive to enable us to obtain the financing necessary to proceed. This assessment will include an assessment of our cash reserves, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. If the results of exploration do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for exploration.

Cash Requirements

We anticipate that we will incur over the next twelve months the following expenses:

Category	Planned Expenditures over the Next Twelve Months
Professional Fees	$15,000
Management Fees	$9,000
Office Expenses/Rent	$3,600
Mineral Exploration Expenses	$5,000
TOTAL	$32,600

Our total expenditures over the next twelve months are anticipated to be approximately $32,600. As at March 31, 2008, we had cash in the amount of $179. As such we will require additional financing to fund our operations over the next twelve months. In addition, there are no assurances that the actual costs of completing this exploration program will not exceed our estimates of those costs. If the actual costs of the exploration program are substantially greater than what we have estimated, or if we decide to proceed beyond Phase III of our proposed exploration program, of which there is no assurance, we will be required to seek additional financing.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended March 31		Percentage
	2008	2007	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(71,779)	(52,274)	37.3%
Net Income (Loss)	$(71,779)	$(52,274)	37.3%

Revenues

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

Expenses

Our expenses for the year are outlined in the table below:

	Year Ended March 31		Percentage
	2008	2007	Increase / (Decrease)
Accounting	$17,380	$23,200	(25.1)%
Bank Charges	228	10	2,180%
Consulting	1,750	--	n/a
Exploration and Development	2,485	--	n/a
Interest	4,096	1,658	147.0%
Legal	26,382	19,558	34.9%
Office Administration	10,500	25	41,900%
Regulatory Expenses	5,893	5,309	11.0%
Rent	2,400	2,400	n/a
Telephone	347	114	204.4%
Travel and Entertainment	318	--	n/a
Total Expenses	$71,779	$52,274	37.3%

The majority of our expenses for the year ended March 31, 2008 consisted of accounting and legal expenses in connection with meeting our ongoing reporting obligations under the Securities Exchange Act of 1934. The additional legal expenses during the year ended March 31, 2008 relate primarily to fees incurred in connection with our change in control.

Office administration fees increased significantly as a primarily result of the fact that we paid management consulting fees to our sole executive officer and our former executive officer during the fiscal year 2008.

We anticipate that our expenses will increase significantly as we continue to undertake our plan of operation and pursue our exploration program for the Magnolia Claim. Our expenses will continue to increase if our board of directors decides to proceed beyond Phase III of our exploration program. However, there are no assurances that such a determination will be made.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows
	Year Ended March 31
	2008	2007
Net Cash from (used in) Operating Activities	$(72,691)	$(36,995)
Net Cash from Investing Activities	--	--
Net Cash from Financing Activities	49,000	50,000
Net Increase in Cash During Period	$(23,691)	$13,005

Working Capital
			Percentage
	At March 31, 2008	At March 31, 2007	Increase / (Decrease)
Current Assets	$3,278	$23,870	(86.3)%
Current Liabilities	(34,543)	(23,356)	47.9%
Working Capital Deficit	$(31,265)	$514	(6,182.7)%

Our cash on hand as of March 31, 2008 was $179. Accordingly, we do not have sufficient cash to meet the anticipated costs of completing the remainder of Phase III of our exploration program and to pay our anticipated operating expenses for the next twelve months. Additionally, if our board of directors decides to proceed through to Phase IV of our exploration program, of which there is no assurance, we will need additional financing in order to complete Phase IV. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons, our auditors stated in their report to our audited financial statements for the year ended March 31, 2008 that they have substantial doubt about our ability to continue as a going concern.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our management routinely makes judgments and estimates about the effects of matters that are inherently uncertain.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operation.

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

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm;

2.	Balance Sheets as at March 31, 2008 and March 31, 2007;

3.	Statement of Operations and Accumulated Deficit for the years ended March 31, 2008, March 31, 2007, and for the period from inception on December 21, 2000 to March 31, 2008;

4.	Statement of Changes in Stockholders’ Equity (Deficiency) for the period from inception on December 21, 2000 to March 31, 2008;

5.	Statement of Cash Flows for the years ended March 31, 2008, March 31, 2007, and for the period from inception on December 21, 2000 to March 31, 2008;

6.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.
Blaine, Washington

We have audited the accompanying balance sheet of Greenlite Ventures Inc., an exploration stage company, as of March 31, 2008 and March 31, 2007 and the related statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period December 21, 2000 (date of inception) to March 31, 2008. These financial statements are the responsibility of the management of Greenlite Ventures Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenlite Ventures Inc. as of March 31, 2008 and March 31, 2007, and the results of its operations, changes in stockholders’ equity/(deficit) and cash flows for the years then ended, and for the period December 21, 2000 (date of inception) to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Sarna & Company
Certified Public Accountants
Westlake Village, California
June 25, 2008

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	MARCH 31,	MARCH 31,
	2008	2007

Current Assets:
Cash	$179	$23,870
Receivable – Trust Account	2,899	-0-
Prepaid Expenses	200	-0-

Total Current Assets	3,278	23,870

TOTAL ASSETS	$3,278	$23,870

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$19,789	$21,698
Loans Payable Stockholders	9,000	-0-
Interest Payable	5,754	1,658

Total Current Liabilities	34,543	23,356

Long Term Debt	-0-	50,000

Stockholders' Equity/(Deficit):
Common Stock, $0.001 par value
100,000,000 shares authorized,
11,366,666 and 10,600,000
shares issued	11,366	10,600
Additional Paid in Capital	261,134	171,900
Deficit Accumulated During
The Exploration Stage	(303,765)	(231,986)

Total Stockholders' Equity/(Deficit)	(31,265)	(49,486)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$3,278	$23,870

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

			DEC. 21, 2000
			(Date of Inception)
	YEAR ENDED	YEAR ENDED	to
	MARCH 31, 2008	MARCH 31, 2007	MARCH 31, 2008

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(71,779)	(52,274)	(303,765)

Loss Before Provision for	(71,779)	(52,274)	(303,765)
Income Taxes

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	(71,779)	(52,274)	(303,765)

Accumulated Deficit,
Beginning of Period	(231,986)	(179,712)	-0-

Accumulated Deficit,
End of Period	$(303,765)	$(231,986)	$(303,765)

Net Loss per Share	$(0.01)	$(0.00)	$(0.04)

Weighted Average
Shares Outstanding	10,762,500	10,600,000	8,424,999

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) (Continued)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/(Deficit)

Balances
March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances
March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
March 31, 2007	----	----	----	(52,274)	(52,274)

Balances
March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued
$0.15 per share
November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued
$0.10 per share
January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended
March 31, 2008	----	----	----	(71,779)	(71,779)

Balances
March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

			DEC. 21, 2000
			(Date of Inception)
	YEAR ENDED	YEAR ENDED	to
	MAR 31, 2008	MAR 31, 2007	MARCH 31, 2008
Cash Flows from
Operating Activities:
Net Loss	$(71,779)	$(52,274)	$(303,765)
Adjustments to Reconcile Net
Income to Net Cash Provided/
(Used) by Operating Activities:
(Increase)Decrease in:
Prepaid Expenses	(200)	-0-	(200)
Receivable – Trust Account	(2,899)	7,936	(2,899)
Increase(Decrease) in:
Accounts Payable	(1,909)	5,685	19,789
Interest Payable	4,096	1,658	5,754

Net Cash Used by
Operating Activities	(72,691)	(36,995)	(281,321)

Cash Flows from
Investing Activities:	-0-	-0-	-0-

Cash Flows from
Financing Activities:
Proceeds from Issuance of Debt	9,000	50,000	59,000
Proceeds from Issuance of
Common Stock	40,000	-0-	222,500

Cash Provided by
Financing Activities	49,000	50,000	281,500

Net Increase/(Decrease) in Cash	(23,691)	13,005	179

Cash at Beginning of Period	23,870	10,865	-0-

Cash at End of Period	$179	$23,870	$179

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

Pro Forma Compensation Expense

Greenlite Ventures Inc. accounts for costs of stock-based compensation in accordance with APB No. 25, "Accounting for Stock Based Compensation" instead of the fair value based method in SFAS No. 123. No stock options have been issued by Greenlite Ventures Inc. Accordingly, no pro forma compensation expense is reported in these financial statements.

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended March 31, 2008 and March 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LOANS PAYABLE

On December 7, 2007, the Company obtained loans from two stockholders totaling $9,000. These loans are non-interest-bearing, short-term loans due on demand, and were obtained to provide working capital and to pay ordinary expenses.

NOTE 4 – LONG-TERM DEBT

On October 31, 2006, the Company’s Board of Directors approved a private placement of 10% convertible notes for proceeds of $50,000. These notes were issued on November 30, 2006, were due on October 31, 2008, and bore interest at 10% annually. The noteholders were entitled to convert all or any portion of the notes into shares of the Company’s common stock, at the lesser of $0.10 per share or 75% of the average trading price for the ten trading days immediately preceding the date of conversion. The proceeds are intended to fund completion of work on the Company’s mineral claim, and for working capital purposes. As discussed in Note 8, on January 24, 2008 these notes were converted into 500,000 shares of the Company’s common stock.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $303,765 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

			DEC. 21, 2000
			(Date of Inception)
	YEAR ENDED	YEAR ENDED	to
	MARCH 31, 2008	MARCH 31, 2007	MARCH 31, 2008

Operating Expenses
Accounting	$17,380	$23,200	$75,685
Bank Charges	228	10	376
Consulting	1,750	-0-	1,750
Exploration & Development	2,485	-0-	20,750
Interest	4,096	1,658	5,754
Legal	26,382	19,558	116,570
Office Administration	10,500	25	30,972
Property Rights	-0-	-0-	4,000
Regulatory Expenses	5,893	5,309	23,448
Rent	2,400	2,400	18,650
Telephone	347	114	1,823
Travel & Entertainment	318	-0-	3,987

Total Operating Expenses	$71,779	$52,274	$303,765

See Notes to Financial Statements

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).        CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of the Evaluation Date, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack of Audit Committee & Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee and outside directors on the Company’s Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our Chief Executive Officer and Chief Financial Officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in internal control over financial reporting

As of the Evaluation Date, there were no changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the effectiveness of controls and procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that the our controls and procedures will prevent all potential errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

ITEM 9B.             OTHER INFORMATION.

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name and positions of our sole executive officer and director as of the date hereof.

Name	Age	Positions
Howard Thomson	62	President, Chief Executive Officer, Secretary, Treasurer, Chief Financial Officer, Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Howard Thomson has been our President, Chief Executive Officer, Secretary, Treasurer, and Chief Financial Officer and our sole director since February 16, 2008. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. From February, 1999 to August 2006, Mr. Thomson served as a director and officer of Royalite Petroleum Company Inc. (formerly Worldbid Corporation), a public company quoted on the OTC Bulletin Board, specializing in international business-to-business and government-to-business facilitation service. Mr. Thomson serves as the sole executive officer and sole director of Terrace Ventures Inc., a public company quoted on the OTC Bulletin Board, engaged in the exploration of mineral properties.

Mr. Thomson does not have formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training and experience in the mining industry. We rely on our independent geological consultant, Paul Reynolds, to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

SIGNIFICANT EMPLOYEES

We have no employees other than our sole executive officer and director.

We have a verbal agreement with Mr. Reynolds to provide us with consulting services on request, in accordance with standard industry practices. Pursuant to the terms of the agreement, Mr. Reynolds agreed to provide us with geological consulting services in accordance with the geological exploration program prepared by Mr. Reynolds. The length of time Mr. Reynolds will perform consulting services for Greenlite is based on whether we continue to proceed with each phase of the exploration program. Mr. Reynolds is not involved in the day to day operations of Greenlite. He is our geological consultant who was hired to perform our planned geological exploration program. Any decisions made by our management with respect to proceeding with each of the phases outlined in our exploration program are based on recommendations of Mr. Reynolds following the completion of each phase of the exploration program.

TERMS OF OFFICE

Our directors are elected to hold office until the next annual meeting of the shareholders and until their respective successors have been elected and qualified. Our executive officers are appointed by our board of directors and hold office until removed by our board of directors or until their successors are appointed.

AUDIT COMMITTEE

Mr. Thomson is our sole director. As a result, we do not maintain a separately-designated standing audit committee. As a result, our sole director acts as our audit committee. Mr. Thomson does not meet the definition of an “audit committee financial expert.” We believe that the cost related to appointing a financial expert to our board of directors at this time is prohibitive.

CODE OF ETHICS

We adopted a Code of Ethics applicable to our officers and directors which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics was included as an exhibit to our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006, filed on June 29, 2006. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our Chief Executive Officer, Chief Financial Officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a current report on Form 8-K filed with the SEC.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Other than as described below, based solely on our review of such reports received by us, no other reports were required for those persons, the following persons have failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act.

	Number of Late	Transactions Not	Known Failures to File
Name and Principal Position	Reports	Timely Reported	a Required Form

Howard Thomson,	None	None	None
CEO, CFO, President,
Secretary, Treasurer and
Director
John Curtis,	One	One	None
Former CEO, Former
President and Form Director
Douglas King,	None	None	None
Former CFO, Former
Secretary and Former
Treasurer

ITEM 11.             EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K , and to our directors, during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen -sation ($)	Total ($)
Howard Thomson, CEO, CFO, President, Secretary, Treasurer and Director	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
John Curtis, Former CEO, Former President and Former Director	2008 2007	$1,750 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$1,750 $0
Douglas King, Former CFO, Former Secretary and Former Treasurer	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at March 31, 2008, we did not have any outstanding equity awards

EMPLOYMENT CONTRACTS

On February 16, 2008, we entered into a management consulting agreement with Mr. Thomson, our sole executive officer and director, pursuant to which Mr. Thomson agreed to provide us with consulting services in consideration of which we agreed to pay Mr. Thomson $750 per month.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 7, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Security Ownership of Management
Common Stock	Howard Thomson Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer Sole Director	4,980,000 Direct	43.8%
Common Stock	All Officers and Directors as a Group (1 person)	4,980,000	43.8%
Security Ownership of Certain Beneficial Owners
Common Stock	Gordon King H 65 Eaton Square London, England(2)	2,500,000 Direct	22.0%
Common Stock	Howard Thomson Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer Sole Director Brookside, Ballymabin Dunmore East, County Waterford Ireland	4,980,000(4) Direct	43.8%

Notes
(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of July 7, 2008, there were 11,366,666 shares of the Company’s common stock issued and outstanding.

(2)	Gordon King is the son of Douglas King, our former Chief Financial Officer, Secretary and Treasurer.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the last two fiscal years, or in any proposed transaction to which we propose to be a party:

(a)	any director or officer;
(b)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
(c)	any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Howard Thomson, is also our sole executive officer. As a result, we do not have any independent directors.

As a result of our limited operating history and minimal resources, our management believes that it will have difficulty in attracting independent directors. In addition, we would likely be required to obtain directors and officers insurance coverage in order to attract and retain independent directors. Our management believes that the costs associated with maintaining such insurance is prohibitive at this time.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The aggregate fees billed for the fiscal years ended March 31, 2008 and March 31, 2007 for professional services rendered by the principal accountant for the audit of the Corporation’s annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended March 31, 2008	Year Ended March 31, 2007

Audit Fees	$8,800	$9,100
Audit-Related Fees	$9,600	$8,020
Tax Fees	$NIL	$NIL
All Other Fees	$NIL	$NIL

Total	$18,400	$17,120

ITEM 15.             EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Our financial statements are included in Part II, Item 8.

(2)	All financial statement supporting schedules are omitted because the information is inapplicable or presented in the notes to our financial statements.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Mineral Claim Purchase Agreement between Greenlite Ventures Inc. and Lorrie Ann Archibald dated April 30, 2002.(1)
10.2	Bill of Sale.(1)
10.3	Form of Convertible Note.(3)
10.4	Management Consulting Agreement with John Curtis.(4)
10.5	Management Consulting Agreement with Howard Thomson.(5)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 5, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 9, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
(Principal Executive Officer and Principal Accounting Officer)

Date:	July 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer ,
President, Secretary, Treasurer
Director
(Principal Executive Officer and Principal Accounting Officer)

Date:	July 15, 2008