Form 10-Q
period 2008-06-30
GREENLITE VENTURES INC
filed 2008-08-19
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51773

GREENLITE VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2170874
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 201
Blaine, WA	98230
(Address of principal executive offices)	(Zip code)

(360) 318-3028
(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 19, 2008, the Issuer had 11,366,666 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	June 30,	March 31,
	2008	2008

ASSETS

Current Assets
Cash	$3,024	$179
Receivable – Trust Account	10,000	2,899
Prepaid Expenses	-0-	200

Total Current Assets	13,024	3,278

TOTAL ASSETS	$13,024	$3,278

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and
Accrued Expenses	$25,882	$19,789
Loans Payable	29,000	9,000
Interest Payable	5,754	5,754

Total Current Liabilities	60,636	34,543

Long Term Debt	-0-	34,543
Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
11,366,666 shares issued	11,366	11,366
Additional Paid in Capital	261,134	261,134
Deficit Accumulated during
the Exploration Stage	(320,112)	(303,765)
Total Stockholders' Equity/(Deficit)	(47,612)	(31,265)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$13,024	$3,278

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2008	2007	JUNE 30, 2008
Revenues	$-0-	$-0-	$-0-
Operating Expenses	(16,347)	(19,141)	(320,112)
Loss Before Provision for
Income Taxes	(16,347)	(19,141)	(320,112)

Provision for Income Taxes	(-0-)	(-0-)	(-0-)
Net Loss	(16,347)	(19,141)	(320,112)
Accumulated Deficit,
Beginning of Period	(303,765)	(231,986)	(-0-)
Accumulated Deficit,
End of Period	$(320,112)	$(251,127)	$(320,112)

Net Loss per Share	$(0.00)	$(0.00)	$(0.04)
Weighted Average
Shares Outstanding	11,366,666	10,600,000	8,523,055

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) - CONTINUED
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances, March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances, March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
March 31, 2007	----	----	----	(52,274)	(52,274)

Balances, March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued
$0.15 per share
November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued
$0.10 per share
January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended
March 31, 2008	----	----	----	(71,779)	(71,779)

Balances, March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended
June 30, 2008	----	----	----	(16,347)	(16,347)

Balances, June 30, 2008	11,366,666	$11,366	$261,134	$(320,112)	$(47,612)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2008	2007	JUNE 30, 2008

Cash Flows from
Operating Activities

Net Loss	$(16,347)	$(19,141)	$(320,112)

Adjustments to Reconcile
Net Income to Net Cash
Provided/(Used) by
Operating Activities
(Increase)Decrease in
Receivable–Trust Account	(7,101)	-0-	(10,000)
Prepaid Expenses	200	-0-	-0-
Increase(Decrease) in
Accounts Payable	6,093	7,566	25,882
Interest Payable	-0-	1,247	5,754

Net Cash Used by
Operating Activities	(17,155)	(10,328)	(298,476)

Cash Flows from
Investing Activities	-0-	-0-	-0-

Cash Flows from
Financing Activities
Proceeds from Issuance of Debt	20,000	-0-	79,000
Proceeds from Issuance of
Common Stock	-0-	-0-	222,500

Net Cash Provided by
Financing Activities	20,000	-0-	301,500

Net Increase (Decrease) in Cash	2,845	(10,328)	3,024

Cash at Beginning of Period	179	23,870	-0-

Cash at End of Period	$3,024	$13,542	$3,024

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended June 30, 2008 and June 30, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LOANS PAYABLE

On December 7, 2007, the Company obtained loans from two stockholders totaling $9,000. These loans are non-interest-bearing, short-term loans due on demand, and were obtained to provide working capital and to pay ordinary expenses. During the quarter ended March 31, 2008, an additional $20,000 of loans were obtained from stockholders under the same terms for similar purposes.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $320,112 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2008	2007	JUNE 30, 2008
Operating Expenses
Accounting	$9,800	$5,950	$85,485
Bank Charges	62	-0-	438
Consulting	-0-	-0-	1,750
Exploration and Development	-0-	2,485	20,750
Interest	-0-	1,247	5,754
Legal	2,403	3,147	118,973
Office Administration	2,250	3,000	33,222
Property Rights	-0-	-0-	4,000
Regulatory Expenses	1,100	2,712	24,548
Rent	600	600	19,250
Telephone	132	-0-	1,955
Travel & Entertainment	-0-	-0-	3,987

Total Operating Expenses	$16,347	$19,141	$320,112

See Notes to Financial Statements

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-KSB or Form 10-K, Quarterly Reports on Form 10-QSB or Form 10-Q and our Current Reports on Form 8-K.

INTRODUCTION

We were incorporated on December 21, 2000 under the laws of the State of Nevada.

We held a 100% interest mineral claim located on Texada Island, British Columbia, Canada referred to as the “Magnolia” mineral claim. Following the end of the quarter our management determined to allow title to the Magnolia claim to lapse in order to avoid ongoing costs related to holding the property. The claim lapsed on July 31, 2008. Accordingly, we are currently seeking out and evaluating alternative business opportunities.

PLAN OF OPERATION

As we are currently seeking out and evaluating alternative business opportunities, as a result we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at June 30, 2008, we had $3,024 cash on hand, indebtedness of $60,636 and a working capital deficit of $57,612. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to acquire an alternative opportunity. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

Currently, we do not have any financing arrangements in place and there are no assurances that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

Due to the lack of our operating history and our present inability to generate revenues, our auditors have stated in their audit report included in our audited financial statements for the year ended March 31, 2008 that there currently exists substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
			Increase /
	June 30, 2008	June 30, 2007	(Decrease)
Revenue	$-	$-	n/a
Expenses	$(16,347)	$(19,141)	(14.6%)
Net Loss	$(16,347)	$(19,141)	(14.6%)

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We have no operations and are presently seeking business opportunities.

Expenses

The major components of our expenses for the three months ended June 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended		Percentage
			Increase /
	June 30, 2008	June 30, 2007	(Decrease)
Accounting	$9,800	$5,950	64.7%
Bank Charges	$62	$-	100.0%
Exploration and Development	$-	$2,485	(100.0%)
Interest	$-	$1,247	(100.0%)
Legal	$2,403	$3,147	(23.6%)
Office Administration	$2,250	$3,000	(25.0%)
Regulatory Expenses	$1,100	$2,712	(59.4%)
Rent	$600	$600	-
Telephone	$132	$-	100.0%
Total	$16,347	$19,141	(14.6%)

The decreases in expenses are primarily a result of the decrease in accounting and legal fees and costs associated with our mineral exploration activities. Costs associated with mineral exploration activities decreased as we have abandoned our exploration program on the Magnolia Claim.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
			Increase /
	At June 30, 2008	At March 31, 2008	(Decrease)
Current Assets	$13,024	$3,278	297.3%
Current Liabilities	$(60,636)	$(34,543)	75.5%
Working Capital Surplus (Deficit)	$(47,612)	$(31,265)	52.3%

Cash Flows
	Three Months Ended
	June 30, 2008	June 30, 2007
Net Cash Used in Operating Activities	$(17,155)	$(10,328)
Net Cash From Investing Activities	$-	$-
Net Cash Provided By Financing Activities	$20,000	$-
Net Increase (Decrease) in Cash During Period	$2,845	$(10,328)

The increase in our working capital deficit at June 30, 2008 from our year ended March 31, 2008 is primarily a result of the fact that we had no revenue or sources of long-term financing during the three months ended June 30, 2008.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements for the year ended March 31, 2008 that that there is substantial doubt that we will be able to continue as a going concern.

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

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or arrange for debt or other financing for to fund our business.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current or recent financial condition and results of operation.

Exploration Stage Company

We were in the exploration stage from our formation until July 31, 2008 and have not yet realized any revenues from our operations. We were primarily engaged in the acquisition and exploration of mining properties. Upon the location of commercially mineable reserves, we plan to prepare for mineral extraction and enter the development stage. To date, the exploration stage of our previous operations consisted of contracting with a geologist to sample and assessing the mining viability of our mineral claim.

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

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.             CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified in our Management’s Report on Internal Control

Over Financial Reporting included with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the period covered by this report that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS.

None.

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

We Do Not Have Any Business Operations Or Any Significant Assets. Our Plan Of Operation For The Next Twelve Months Will Consist Solely Of Seeking Suitable Business Opportunities.

Our management determined to allow title to our Magnolia Claim to expire. We are currently seeking and evaluating alternative business opportunities. We have not yet identified any suitable business opportunities and there is no assurance that we will be able to do so in the future. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative and investors could lose all of their investment.

We May Not Be Able To Obtain Additional Financing.

As at June 30, 2008, we had $3,024 cash on hand and a working capital deficit of $57,612. As such, we will require substantial additional financing in order to continue as a going concern.

Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment. We currently do not have any financing arrangements in place and there are no assurances that we will be able to acquire financing on acceptable terms or at all.

Because our executive officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business.

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

Howard Thomson, our sole executive officer and sole director, controls 43.8% of the issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Thomson is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. The interests of Mr. Thomson may not be, at all times, the same as those of other shareholders. Since Mr. Thomson is not simply a passive investor but is also our active executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Thomson exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Thomson will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. Thomson may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	August 19, 2008	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)