Form 10-Q
period 2008-09-30
GREENLITE VENTURES INC
filed 2008-11-13
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 7, 2008, the Issuer had 11,366,666 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of September 30, 2008, and the statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and statements of cash flows for the six month periods ended September 30, 2008 and September 30, 2007, and for the period December 21, 2000 (date of inception) to September 30, 2008. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Greenlite Ventures Inc. as of March 31, 2008, and the related statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and cash flows for the year then ended (not presented herein); and in our report dated June 25, 2008, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Greenlite Ventures, Inc.’s ability to continue as a going concern as described in Note 6 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2008 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

“Sarna & Company”

Sarna & Company
Certified Public Accountants
Westlake Village, California
November 6, 2008

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	September 30,	March 31,
	2008	2008

Current Assets:
Cash	$-0-	$179
Receivable – Trust Account	700	2,899
Prepaid Expenses	-0-	200

Total Current Assets	700	3,278

TOTAL ASSETS	$700	$3,278

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Cash Overdraft	$275	$-0-
Accounts Payable and
Accrued Expenses	22,362	19,789
Loans Payable	29,000	9,000
Interest Payable	5,754	5,754

Total Current Liabilities	57,391	34,543

Long Term Debt	-0-	-0-
Stockholders' Equity (Deficit):
Common Stock, $0.001 par value
100,000,000 shares authorized,
11,366,666 shares issued	11,366	11,366
Additional Paid in Capital	261,134	261,134
Deficit Accumulated During the
Exploration Stage	(329,191)	(303,765)

Total Stockholders' Equity (Deficit)	(56,691)	(31,265)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$700	$3,278

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2008	2007	2008	2007	SEPT. 30, 2008
Revenues	$0	$0	$0	$0	$0
Operating Expenses	(9,079)	(19,681)	(25,426)	(38,822)	(329,191)
Loss Before Provision for
Income Taxes	(9,079)	(19,681)	(25,426)	(38,822)	(329,191)
Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)
Net Loss	(9,079)	(19,681)	(25,426)	(38,822)	(329,191)
Accumulated Deficit,
Beginning of Period	(320,112)	(251,127)	(303,765)	(231,986)	0
Accumulated Deficit,
End of Period	$(329,191)	$(270,808)	$(329,191)	$(270,808)	$(329,191)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)
Weighted Average
Shares Outstanding	11,366,666	10,600,000	11,366,666	10,600,000	8,342,473

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

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) (Continued)
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/(Deficit)

Balances
March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances
March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
March 31, 2007	----	----	----	(52,274)	(52,274)

Balances
March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued
$0.15 per share
November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued
$0.10 per share
January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended
March 31, 2008	----	----	----	(71,779)	(71,779)

Balances, March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended
September 30, 2008	----	----	----	(25,426)	(25,426)

Balances,
September 30, 2008	11,366,666	$11,366	$261,134	$(329,191)	$(56,691)

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	INCEPTION to
	SEPT. 30, 2008	SEPT. 30, 2007	SEPT. 30, 2008

Cash Flows from
Operating Activities:

Net Loss	$(25,426)	$(38,822)	$(329,191)

Adjustments to Reconcile Net
Income to Net Cash Provided/
(Used) by Operating Activities:
(Increase)Decrease in:
Receivable – Trust Account	2,199	-0-	(700)
Prepaid Expenses	200	-0-	-0-
Increase(Decrease) in:
Cash Overdraft	275	-0-	275
Accounts Payable	2,573	13,933	22,362
Interest Payable	-0-	2,507	5,754

Net Cash Used by
Operating Activities	(20,179)	(22,382)	(301,500)

Cash Flows from
Investing Activities	-0-	-0-	-0-

Cash Flows from
Financing Activities:
Proceeds from Issuance of Debt	20,000	-0-	79,000
Proceeds Related to
Issuance of Common Stock	-0-	-0-	222,500

Cash Provided by
Financing Activities	20,000	-0-	301,500

Net Increase (Decrease) in Cash	(179)	(22,382)	-0-

Cash at Beginning of Period	179	23,870	-0-

Cash at End of Period	$-0-	$1,488	$-0-

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended September 30, 2008 and September 30, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

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
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – GOING CONCERN

Future issuances of the Company’s equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company’s present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $329,191 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On January 24, 2008, $50,000 of 10% convertible notes payable were converted into 500,000 shares of the Company’s common stock according to the terms described in Note 4 to the financial statements.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2008	2007	2008	2007	SEPT. 30, 2008

Operating Expenses
Accounting	$1,180	$3,810	$10,980	$9,760	$86,665
Bank Charges	68	10	130	10	506
Consulting	-0-	-0-	-0-	-0-	1,750
Exploration and Development	-0-	-0-	-0-	2,485	20,750
Interest	-0-	1,260	-0-	2,507	5,754
Legal	3,290	9,557	5,693	12,704	122,263
Office Administration	2,250	3,000	4,500	6,000	35,472
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	1,560	1,309	2,660	4,021	26,108
Rent	600	600	1,200	1,200	19,850
Telephone	131	135	263	135	2,086
Travel & Entertainment	-0-	-0-	-0-	-0-	3,987

Total Operating Expenses	$9,079	$19,681	$25,426	$38,822	$329,191

See Accountants’ Review Report and Notes

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Annual Reports on Form 10-K or Form 10-KSB, Quarterly Reports on Form 10-Q or Form 10-QSB and our Current Reports on Form 8-K.

INTRODUCTION

We were incorporated on December 21, 2000 under the laws of the State of Nevada.

We previously held a 100% interest mineral claim located on Texada Island, British Columbia, Canada referred to as the “Magnolia” mineral claim. On July 31, 2008, our management determined to allow title to the Magnolia claim to lapse in order to avoid ongoing costs related to holding the property. Accordingly, we are currently seeking out and evaluating alternative business opportunities.

PLAN OF OPERATION

As we are currently seeking out and evaluating alternative business opportunities, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at September 30, 2008, we had no cash on hand and a working capital deficit of $56,691. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to acquire an alternative opportunity. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

RESULTS OF OPERATIONS

Second Quarter and Six Months Summary

	Second Quarter Ended			Six Months Ended
	September 30		Percentage	September 30		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(9,079)	(19,681)	(53.9)%	(25,426)	(38,822)	(34.5)%

Net Loss	$(9,079)	$(19,681)	(53.9)%	$(25,526)	$(38,822)	(34.5)%

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We have no operations and are presently seeking business opportunities.

Expenses

The major components of our expenses for the three and six months ended September 30, 2008 and 2007 are outlined in the table below:

	Three Months Ended			Six Months Ended
	September 30		Percentage	September 30		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Accounting	$1,180	$3,810	(69.0)%	$10,980	$9,760	12.5%
Bank Charges	68	10	580%	130	10	1,200%
Exploration and Development	-	-	n/a	-	2,485	(100)%
Interest	-	1,260	(100)%	-	2,507	(100)%
Legal	3,290	9,557	(65.6)%	5,693	12,704	(55.2)%
Office Administration	2,250	3,000	(25.0)%	4,500	6,000	(25.0)%
Regulatory Expenses	1,560	1,309	19.2%	2,660	4,021	(33.8)%
Rent	600	600	n/a	1,200	1,200	n/a
Telephone	131	135	(3.0)%	263	135	94.8%
TOTAL	$9,079	$19,681	(53.9)%	$25,426	$38,822	(34.5)%

The decreases in expenses are primarily a result of the decrease in accounting and legal fees.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”).

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At September 30,		Percentage
	2008	At March 31, 2008	Increase / (Decrease)
Current Assets	$700	$3,278	(78.6)%
Current Liabilities	(57,391)	(34,543)	66.1%
Working Capital Surplus (Deficit)	$(56,691)	$(31,265)	81.3%

Cash Flows
	Six Months Ended
	September 30, 2008	September 30, 2007
Net Cash Used in Operating Activities	$(20,179)	$(22,382)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	20,000	-
Net Increase (Decrease) in Cash During Period	$(179)	$(22,382)

The increase in our working capital deficit at September 30, 2008 from our year ended March 31, 2008 is primarily a result of the fact that we had no revenue or sources of long-term financing during the six months ended September 30, 2008.

During the six months ended September 30, 2008, we received loans totaling $20,000 from stockholders. These loans are non-interest bearing and due on demand.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the year ended September 30, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

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

We May Not Be Able To Obtain Additional Financing.

As at September 30, 2008, we had no cash on hand and a working capital deficit of $56,691. As such, we will require substantial additional financing in order to continue as a going concern.

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

GREENLITE VENTURES INC.

Date:	November 12, 2008	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)