Form 10-Q
period 2008-12-31
GREENLITE VENTURES INC
filed 2009-02-17
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 10, 2009, the Issuer had 11,366,666 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results that can be expected for the year ending March 31, 2009.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of December 31, 2008, and the statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and statements of cash flows for the nine month periods ended December 31, 2008 and December 31, 2007, and for the period December 21, 2000 (date of inception) to December 31, 2008. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

"Sarna & Company"

Sarna & Company
Certified Public Accountants
Westlake Village, California
February 10, 2009

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	December 31,	March 31,
	2008	2008

Current Assets
Cash	$-0-	$179
Receivable – Trust Account	-0-	2,899
Prepaid Expenses	-0-	200

Total Current Assets	-0-	3,278

TOTAL ASSETS	$-0-	$3,278

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable and
Accrued Expenses	$31,953	$19,789
Loans Payable	29,000	9,000
Interest Payable	5,754	5,754

Total Current Liabilities	66,707	34,543

Long Term Debt	-0-	-0-

Stockholders' Equity (Deficit)
Common Stock, $0.001 par value
100,000,000 shares authorized,
11,366,666 shares issued	11,366	11,366
Additional Paid in Capital	261,134	261,134
Deficit Accumulated During the
Exploration Stage	(339,207)	(303,765)

Total Stockholders' Equity (Deficit)	(66,707)	(31,265)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$-0-	$3,278

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2008	2007	2008	2007	DEC. 31, 2008
Revenues	$0	$0	$0	$0	$0
Operating Expenses	(10,016)	(14,352)	(35,442)	(53,174)	(339,207)
Loss Before Provision for
Income Taxes	(10,016)	(14,352)	(35,442)	(53,174)	(339,207)
Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)
Net Loss	(10,016)	(14,352)	(35,442)	(53,174)	(339,207)
Accumulated Deficit,
Beginning of Period	(329,191)	(270,808)	(303,765)	(231,986)	0
Accumulated Deficit,
End of Period	$(339,207)	$(285,160)	$(339,207)	$(285,160)	$(339,207)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)
Weighted Average
Shares Outstanding	11,366,666	10,733,333	11,366,666	10,644,444	8,436,979

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

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/ (DEFICIT) (Continued)
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/(Deficit)

Balances
March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances
March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
March 31, 2007	----	----	----	(52,274)	(52,274)

Balances
March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued
$0.15 per share
November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued
$0.10 per share
January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended
March 31, 2008	----	----	----	(71,779)	(71,779)

Balances
March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended
December 31, 2008	----	----	----	(35,442)	(35,442)

Balances
December 31, 2008	11,366,666	$11,366	$261,134	$(339,207)	$(66,707)

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	INCEPTION to
	DEC. 31, 2008	DEC. 31, 2007	DEC. 31, 2008

Cash Flows from
Operating Activities

Net Loss	$(35,442)	$(53,174)	$(339,207)

Adjustments to Reconcile Net
Income to Net Cash Provided/
(Used) by Operating Activities
(Increase)Decrease in
Receivable – Trust Account	2,899	(14,023)	-0-
Prepaid Expenses	200	-0-	-0-
Increase(Decrease) in
Accounts Payable	12,164	(9,031)	31,953
Interest Payable	-0-	3,767	5,754

Net Cash Used by
Operating Activities	(20,179)	(72,461)	(301,500)

Cash Flows from
Investing Activities	-0-	-0-	-0-

Cash Flows from
Financing Activities
Proceeds from Issuance of Debt	20,000	9,000	79,000
Proceeds Related to
Issuance of Common Stock	-0-	40,000	222,500

Cash Provided by
Financing Activities	20,000	49,000	301,500

Net Increase (Decrease) in Cash	(179)	(23,461)	-0-

Cash at Beginning of Period	179	23,870	-0-

Cash at End of Period	$-0-	$409	$-0-

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended December 31, 2008 and December 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LOANS PAYABLE

On December 7, 2007, the Company obtained loans from two stockholders totaling $9,000. These loans are non-interest-bearing, short-term loans due on demand, and were obtained to provide working capital and to pay ordinary expenses. During the quarter ended June 30, 2008, an additional $20,000 of loans were obtained from stockholders under the same terms for similar purposes.

NOTE 4 – LONG-TERM DEBT

On October 31, 2006, the Company’s Board of Directors approved a private placement of 10% convertible notes for proceeds of $50,000. These notes were issued on November 30, 2006, were due on October 31, 2008, and bore interest at 10% annually. The note holders were entitled to convert all or any portion of the notes into shares of the Company’s common stock, at the lesser of $0.10 per share or 75% of the average trading price for the ten trading days immediately preceding the date of conversion. The proceeds were intended to fund completion of work on the Company’s mineral claim, and for working capital purposes. As discussed in Note 9, on January 24, 2008 these notes were converted into 500,000 shares of the Company’s common stock.

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – GOING CONCERN - CONTINUED

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $339,207 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2008	2007	2008	2007	DEC. 31, 2008

Operating Expenses
Accounting	$3,920	$3,810	$14,900	$13,570	$90,585
Bank Charges	274	188	404	198	780
Consulting	-0-	1,500	-0-	1,500	1,750
Exploration and Development	-0-	-0-	-0-	2,485	20,750
Interest	-0-	1,260	-0-	3,767	5,754
Legal	2,396	3,227	8,089	15,931	124,659
Office Administration	2,250	3,000	6,750	9,000	37,722
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	447	686	3,107	4,707	26,555
Rent	600	600	1,800	1,800	20,450
Telephone	129	81	392	216	2,215
Travel & Entertainment	-0-	-0-	-0-	-0-	3,987

Total Operating Expenses	$10,016	$14,352	$35,442	$53,174	$339,207

See Accountants’ Review Report and Notes

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report constitute "forward-looking statements.” These statements, identified by words such as “plan,” "anticipate," "believe," "estimate," "should," "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption "Part II – Item 1A. Risk Factors" and elsewhere in this Quarterly Report. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information. We advise you to carefully review the reports and documents we file from time to time with the United States Securities and Exchange Commission (the “SEC”), particularly our Annual Reports, Quarterly Reports and Current Reports.

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

PLAN OF OPERATION

As we are currently seeking out and evaluating alternative business opportunities, we are unable to provide an estimate of our exact financial needs for the next twelve months. However, as at December 31, 2008, we had no cash on hand and a working capital deficit of $66,707. As such, we will require substantial additional financing in the near future in order to meet our current obligations and to acquire an alternative opportunity. In addition, in the event that we are successful in identifying suitable alternative business opportunities, of which there is no assurance, we anticipate that we will need to obtain additional financing in order to pursue those opportunities.

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

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended			Nine Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(10,016)	(14,352)	(30.2)%	(35,442)	(53,174)	(33.3)%

Net Loss	$(10,016)	$(14,352)	(30.2)%	$(35,442)	$(53,174)	(33.3)%

Revenues

We have not earned any revenues to date and we do not anticipate earning any revenues in the near future. We have no operations and are presently seeking business opportunities.

Expenses

The major components of our expenses for the three and nine months ended December 31, 2008 and 2007 are outlined in the table below:

	Three Months Ended			Nine Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2008	2007	(Decrease)	2008	2007	(Decrease)
Accounting	$3,920	$3,810	2.9%	$14,900	$13,570	9.8%
Bank Charges	274	188	45.7%	404	198	104.0%
Consulting	-	1,500	(100)%	-	1,500	(100)%
Exploration and	-	-	n/a	-	2,485	(100)%
Development
Interest	-	1,260	(100)%	-	3,767	(100)%
Legal	2,396	3,227	(25.8)%	8,089	15,931	(49.2)%
Office Administration	2,250	3,000	(25.0)%	6,750	9,000	(25.0)%
Regulatory Expenses	447	686	(34.8)%	3,107	4,707	(34.0)%
Rent	600	600	n/a	1,800	1,800	n/a
Telephone	129	81	59.3%	392	216	81.5%
TOTAL	$10,016	$14,352	(30.2)%	$35,442	$53,174	(33.3)%

The decreases in expenses are primarily a result of the decrease in consulting, legal and office and administration expenses.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”).

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31, 2008	At March 31, 2008	Increase / (Decrease)
Current Assets	$-	$3,278	(100)%
Current Liabilities	(66,707)	(34,543)	93.1%
Working Capital Surplus (Deficit)	$(66,707)	$(31,265)	113.4%

Cash Flows
	Nine Months Ended
	December 31, 2008	December 31, 2007
Net Cash Used in Operating Activities	$(20,179)	$(72,461)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	20,000	49,000
Net Increase (Decrease) in Cash During Period	$(179)	$(23,461)

The increase in our working capital deficit at December 31, 2008 from our year ended March 31, 2008 is primarily a result of the fact that we had no revenue or sources of long-term financing during the nine months ended December 31, 2008.

During the nine months ended December 31, 2008, we received loans totaling $20,000 from stockholders. These loans are non-interest bearing and due on demand.

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

Pro Forma Compensation Expense

We account for options and restricted stock granted to employees and directors in accordance with the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure an amendment of FASB Statement No. 123 and related interpretations. As such, compensation expense is recorded on stock option and restricted stock grants based on the fair value of the options or restricted stock granted, which is estimated on the date of grant using the Black-Scholes option-pricing model for stock options granted, and is recognized on a straight-line basis over the vesting period. No stock options have been issued by us.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.        CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2008 fairly present our financial condition, results of operations and cash flows in all material respects.

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

We May Not Be Able To Obtain Additional Financing.

As at December 31, 2008, we had no cash on hand and a working capital deficit of $66,707. As such, we will require substantial additional financing in order to continue as a going concern.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	February 16, 2009	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)