Form 10-K
period 2009-03-31
GREENLITE VENTURES INC
filed 2009-07-14
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009

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

(360) 220-5218
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value Per Share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
[ ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[ ] Yes   [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes   [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $579,999.90 based on a price of $0.15 per share, being the price at which the Registrant last sold shares of its common stock

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 9, 2009, the Registrant had 11,366,666 shares of common stock outstanding.

GREENLITE VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2009

PART I

The information in this discussion contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate,” "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks described below, and, from time to time, in other reports the Company files with the United States Securities and Exchange Commission (the “SEC”). These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

As used in this Annual Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1. BUSINESS.

General

We were incorporated on December 21, 2000 under the laws of the State of Nevada.

We currently have no business operations or significant assets. We previously held a 100% interest in a mineral claim located on Texada Island, British Columbia, Canada referred to as the “Magnolia” mineral claim. On July 31, 2008, our management determined to allow title to the Magnolia claim to lapse in order to avoid ongoing costs related to holding the property.

Accordingly, we are in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. We are currently reviewing opportunities in areas of reforestation and carbon credit trading. To date, no agreements or decisions to enter these business areas have been made. Our ability to seek out and acquire an alternative business opportunity is subject to our obtaining additional financing, of which there is no assurance.

Recent Corporate Developments

On June 2, 2009, we approved a private placement offering of up to 5,000,000 units (the “Units”) at a price of $0.02 US per Unit, with each Unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of common stock exercisable for a period of two years at a price of $0.05 US per share. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. The proceeds will be used to retire corporate indebtedness and for general corporate purposes. There is no assurance that the private placement offering or any part of it will be completed.

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees

We have no employees other than our sole executive officer and director. We intend to conduct our business largely through consultants.

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

We May Not Be Able To Obtain Additional Financing.

As at March 31, 2009, we had $6,338 cash on hand and a working capital deficit of $82,255. As such, we will require substantial additional financing in order to continue as a going concern.

Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. On June 2, 2009, we approved a private placement offering of up to 5,000,000 units at $0.02 US per unit for gross proceeds of $100,000 US. There is no assurance that the private placement offering or any part of it will be completed. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment.

Because our executive officer has only agreed to provide his services on a part-time basis, he may not be able or willing to devote a sufficient amount of time to our business.

Our sole executive officer, Howard Thomson, expects to expend approximately ten hours per week on our business. Competing demands on his time may lead to a divergence between his interests and the interests of other shareholders.

Because our sole executive officer and director, Howard Thomson, owns 43.8% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Thomson are inconsistent with the best interests of other stockholders.

Howard Thomson, our sole executive officer and director, controls 43.8% of the issued and outstanding shares of our common stock. The interests of Mr. Thomson may not be, at all times, the same as those of other shareholders. Since Mr. Thomson is not simply a passive investor but is also our active executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Thomson exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Thomson will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. Thomson may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

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

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

ITEM 2. PROPERTIES.

We have no real property holdings and, at this time, we have no agreements to acquire any properties. We rent office space at Suite 201, 810 Peace Portal Drive, Blaine, WA 98230, consisting of approximately 80 square feet, at a cost of $200 per month. This rental is on a month-to-month basis without a formal contract.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders during our fiscal year ended March 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol “GLTV." The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

		2009				2008
		High		Low		High		Low
First Quarter ended June 30	$	N/A	$	N/A	$	N/A	$	N/A
Second Quarter ended September 30	$	N/A	$	N/A	$	N/A	$	N/A
Third Quarter ended December 31	$	N/A	$	N/A	$	N/A	$	N/A
Fourth Quarter ended March 31		$0.30		$0.005	$	N/A	$	N/A

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

Registered Holders Of Our Common Stock

As of July 9, 2009, we had 125 registered shareholders and 11,366,666 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales Of Unregistered Securities

None.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities, particularly in reforestation and carbon credit trading areas. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at March 31, 2009, we currently have a working capital deficit of $82,255 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities and Exchange Act (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. Currently, we do not have any financial arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Summary of Year End Results

	Year Ended	Year Ended	Percentage
	March 31, 2009	March 31, 2008	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(50,990)	(71,779)	(29.0)%
Net Loss	$(50,990)	$(71,779)	(29.0)%

Revenue

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities.

Operating Expenses

Our operating expenses for the years ended March 31, 2009 and 2008 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	March 31, 2009	March 31, 2008	Increase / (Decrease)
Accounting	$18,820	$17,380	8.3%
Bank Charges	574	228	151.8%
Consulting	-	1,750	(100)%
Exploration and Development	-	2,485	(100)%
Interest	-	4,096	(100)%
Legal	15,639	26,382	(40.7)%
Office Administration	9,000	10,500	(14.3)%
Regulatory Expenses	3,904	5,893	(33.8)%
Rent	2,400	2,400	n/a
Telephone	653	347	88.2%
Travel and Entertainment	-	318	(100)%
Total Expenses	$50,990	$71,779	(29.0)%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At March 31, 2009	At March 31, 2008	Increase / (Decrease)
Current Assets	$6,338	$3,278	93.3%
Current Liabilities	(88,593)	(34,543)	156.5%
Working Capital Surplus (Deficit)	$(82,255)	$(31,265)	163.1%

Cash Flows

	Year Ended	Year Ended
	March 31, 2009	March 31, 2008
Cash Flows used in Operating Activities	$(35,740)	$(69,792)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	39,000	49,000
Net Increase in Cash During Period	$3,260	$(20,792)

The increase in our working capital deficit at March 31, 2009 from our year ended March 31, 2008 is primarily due to: (i) an increase in accounts payable due to our lack of capital to meet our ongoing operating costs; and (ii) the fact that our sole source of financing was in the form of short term loans totaling $39,000 from stockholders. These loans are non-interest bearing and due on demand.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements included in this Annual Report for the year ended March 31, 2009 that there is substantial doubt that we will be able to continue as a going concern.

On June 2, 2009, our sole director approved a private placement offering of up to 5,000,000 units at a price of $0.02 US per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.05 US per share exercisable for a period of two years from the date the units are issued. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. There is no assurance that the private placement offering or any part of it will be completed.

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our business.

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

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in the notes to our audited financial statements included in this Annual Report on Form 10-K.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (Sarna & Company, Certified Public Accountants);

2.	Balance Sheets as at March 31, 2009 and March 31, 2008;

3.	Statement of Operations and Accumulated Deficit for the years ended March 31, 2009, March 31, 2008, and for the period from inception on December 21, 2000 to March 31, 2009;

4.	Statement of Changes in Stockholders’ Equity (Deficit) for the period from inception on December 21, 2000 to March 31, 2009;

5.	Statement of Cash Flows for the years ended March 31, 2009, March 31, 2008, and for the period from inception on December 21, 2000 to March 31, 2009; and

6.	Notes to Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.
Blaine, Washington

We have audited the accompanying balance sheet of Greenlite Ventures Inc., an exploration stage company, as of March 31, 2009 and March 31, 2008 and the related statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period December 21, 2000 (date of inception) to March 31, 2009. These financial statements are the responsibility of the management of Greenlite Ventures Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenlite Ventures Inc. as of March 31, 2009 and March 31, 2008, and the results of its operations, changes in stockholders’ equity/(deficit) and cash flows for the years then ended, and for the period December 21, 2000 (date of inception) to March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

"Sarna & Company"

Sarna & Company
Certified Public Accountants
Westlake Village, California
July 9, 2009

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	MARCH 31,	MARCH 31,
	2009	2008

Current Assets:
Cash	$6,338	$3,078
Prepaid Expenses	-0-	200

Total Current Assets	6,338	3,278

TOTAL ASSETS	$6,338	$3,278

LIABILITIES AND STOCKHOLDERS' EQUITY/<DEFICIT>

Current Liabilities:
Accounts Payable and Accrued Expenses	$34,839	$19,789
Loans Payable	48,000	9,000
Interest Payable	5,754	5,754

Total Current Liabilities	88,593	34,543

Long Term Debt	-0-	-0-

Stockholders' Equity/<Deficit>:
Common Stock, $0.001 par value
100,000,000 shares authorized,
11,366,666 shares issued	11,366	11,366
Additional Paid in Capital	261,134	261,134
Deficit Accumulated During
The Exploration Stage	<354,755>	<303,765>

Total Stockholders' Equity/<Deficit>	<82,255>	<31,265>

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/<DEFICIT>	$6,338	$3,278

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

DEC. 20, 2000
(Date of Inception)
		YEAR ENDED		YEAR ENDED		to
		MARCH 31, 2009		MARCH 31, 2008		MARCH 31, 2009
Revenues		$-0-		$-0-		$-0-
Operating Expenses		<50,990>		<71,779>		<354,755>
Loss Before Provision for Income Taxes		<50,990>		<71,779>		<354,755>
Provision for Income Taxes		-0-		-0-		-0-
Net Loss		<50,990>		<71,779>		<354,755>
Accumulated Deficit,
Beginning of Period		<303,765>		<231,986>		-0-
Accumulated Deficit,
End of Period	$	<354,755>	$	<303,765>	$	<354,755>

Net Loss per Share	$	<0.01>	$	<0.01>	$	<0.04>
Weighted Average
Shares Outstanding		11,366,666		10,745,833		8,256,061

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/<DEFICIT> (Continued)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/<Deficit>

Balances
March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances
March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
March 31, 2007	----	----	----	(52,274)	(52,274)

Balances
March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued
$0.15 per share
November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued
$0.10 per share
January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended
March 31, 2008	----	----	----	(71,779)	(71,779)

Balances
March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended
March 31, 2009	----	----	----	(50,990)	(50,990)

Balances
March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

						DEC. 20, 2000
						(Date of Inception)
		YEAR ENDED		YEAR ENDED		to
		MAR 31, 2009		MAR 31, 2008		MARCH 31, 2009
Cash Flows from
Operating Activities:
Net Loss	$	<50,990>	$	<71,779>	$	<354,755>
Adjustments to Reconcile Net
Loss to Net Cash Provided/
<Used> by Operating Activities:
<Increase>Decrease in:
Prepaid Expenses		200		<200>		-0-
Increase<Decrease> in:
Accounts Payable		15,050		<1,909>		34,839
Interest Payable		-0-		4,096		5,754

Net Cash Used by
Operating Activities		<35,740>		<69,792>		<314,162>

Cash Flows from
Investing Activities:		-0-		-0-		-0-

Cash Flows from
Financing Activities:
Proceeds from Issuance of Debt		39,000		9,000		48,000
Proceeds from Issuance of
Common Stock		-0-		40,000		272,500

Cash Provided by
Financing Activities		39,000		49,000		320,500

Net Increase/<Decrease> in Cash		3,260		<20,792>		6,338

Cash at Beginning of Period		3,078		23,870		-0-

Cash at End of Period		$6,338		$3,078		$6,338

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended March 31, 2009 and March 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LOANS PAYABLE

On December 7, 2007, the Company obtained loans from two stockholders totaling $9,000. These loans are non-interest-bearing, short-term loans due on demand, and were obtained to provide working capital and to pay ordinary expenses. During the year ended March 31, 2009, the Company obtained additional loans totaling $39,000 under identical terms to provide working capital and to pay ordinary expenses.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $354,755 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

NOTE 9 – SUBSEQUENT EVENTS

On June 2, 2009, the Company’s Board of Directors approved a private placement offering under Regulation “S” of up to 5,000,000 units at a price of $0.02 per unit, for total proceeds of up to $100,000. Each unit consists of one share of the Company’s common stock and one share purchase warrant entitling the subscriber to purchase an additional share of the Company’s common stock for a period of two years following the date of issuance at an exercise price of $0.05 per share.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

			DEC. 20, 2000
			(Date of Inception)
	YEAR ENDED	YEAR ENDED	to
	MARCH 31, 2009	MARCH 31, 2008	MARCH 31, 2009

Operating Expenses
Accounting	$18,820	$17,380	$94,505
Bank Charges	574	228	950
Consulting	-0-	1,750	1,750
Exploration & Development	-0-	2,485	20,750
Interest	-0-	4,096	5,754
Legal	15,639	26,382	132,209
Office Administration	9,000	10,500	39,972
Property Rights	-0-	-0-	4,000
Regulatory Expenses	3,904	5,893	27,352
Rent	2,400	2,400	21,050
Telephone	653	347	2,476
Travel & Entertainment	-0-	318	3,987

Total Operating Expenses	$50,990	$71,779	$354,755

See Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Howard Thomson	63	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Howard Thomson has been our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and our sole director since February 16, 2008. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. From February, 1999 to August 2006, Mr. Thomson served as a director and officer of Royalite Petroleum Company Inc. (formerly Worldbid Corporation), a public company quoted on the OTC Bulletin Board, during specialized in international business-to-business and government-to-business facilitation service during Mr. Thomson’s term as a director and officer. Mr. Thomson currently serves as the sole executive officer and sole director of Terrace Ventures Inc., a public company quoted on the OTC Bulletin Board, engaged in the exploration of mineral properties.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our sole executive officer and director.

TERMS OF OFFICE

Our sole director is elected to hold office until the next annual meeting of the shareholders and until his respective successor(s) has been elected and qualified. Our sole executive officer is appointed by our board of directors and holds office until removed by our board of directors or until his successor(s) is appointed.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such forms received by us, we believe that, during the last fiscal year, all Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K , and to our directors, during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Howard Thomson, CEO, CFO, President, Secretary, Treasurer & Director	2009 2008	$9,000 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$9,000 $0
John Curtis, Former CEO, Former President & Former Director	2009 2008	n/a $1,750	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $1,750
Douglas King, Former CFO, Former Secretary & Former Treasurer	2009 2008	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0	n/a $0

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at March 31, 2009, we did not have any outstanding equity awards.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 9, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Security Ownership of Management
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Sole Director	4,980,000 Direct	43.8%
Security Ownership of Certain Beneficial Owners
Common Stock	Gordon King(2) H 65 Eaton Square London, England	2,500,000 Direct	22.0%
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Sole Director Brookside, Ballymabin Dunmore East, County Waterford Ireland	4,980,000 Direct	43.8%

Notes

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of July 9, 2009, there were 11,366,666 shares of the Company’s common stock issued and outstanding.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the last two fiscal years, or in any proposed transaction to which we propose to be a party:

(a)	any director or executive officer;
(b)	any nominee for director;
(c)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
(d)	any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in-law, of any of the foregoing.

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under FINRA Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Howard Thomson, is also our sole executive officer. As a result, we do not have any independent directors.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended March 31, 2009	Year Ended March 31, 2008
Audit Fees	$9,800	$8,800
Audit-Related Fees	9,600	9,600
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	$19,400	$18,400

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Mineral Claim Purchase Agreement between the Company and Lorrie Ann Archibald dated April 30, 2002.(1)
10.2	Bill of Sale.(1)
10.3	Form of Convertible Note.(3)
10.4	Management Consulting Agreement with John Curtis.(4)
10.5	Management Consulting Agreement with Howard Thomson.(5)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 5, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 9, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	July 14, 2009	By:	/s/ Howard Thomson
HOWARD THOMSON
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 14, 2009	By:	/s/ Howard Thomson
HOWARD THOMSON
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)