Form 10-Q
period 2009-06-30
GREENLITE VENTURES INC
filed 2009-08-18
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER 000-51773

GREENLITE VENTURES INC.
(Exact name of registrant as specified in its charter)

NEVADA	91-2170874
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

810 Peace Portal Drive, Suite 201, Blaine, WA	98230
(Address of principal executive offices)	(Zip code)

(360) 220-5218
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate
Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (s. 232.405 of this chapter) during the preceding 12 months (or for such shorter period
that the registrant was required to submit and post such files). Yes [   ]    No [   ]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 17, 2009, the Issuer had 11,366,666 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of June 30, 2009, and the statements of operations and accumulated deficit, changes in stockholders’ equity/<deficit>, and statements of cash flows for the three month periods ended June 30, 2009 and June 30, 2008, and for the period December 21, 2000 (date of inception) to June 30, 2009. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Greenlite Ventures Inc. as of March 31, 2009, and the related statements of operations and accumulated deficit, changes in stockholders’ deficit, and cash flows for the year then ended (not presented herein); and in our report dated July 9, 2009, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Greenlite Ventures Inc.’s ability to continue as a going concern as described in Note 7 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2009 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

“Sarna & Company”

Sarna & Company
Certified Public Accountants
Westlake Village, California
August 17, 2009

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	June 30,	March 31,
	2009	2009

Current Assets
Cash	$1,890	$6,338

Total Current Assets	1,890	6,338

TOTAL ASSETS	$1,890	$6,338

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and
Accrued Expenses	$47,079	$34,839
Loans Payable	48,000	48,000
Interest Payable	5,754	5,754

Total Current Liabilities	100,833	88,593

Long Term Debt	-0-	-0-

Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized,
11,366,666 shares issued	11,366	11,366
Additional Paid in Capital	261,134	261,134
Deficit Accumulated during
the Exploration Stage	(371,443)	(354,755)

Total Stockholders' Equity/(Deficit)	(98,943)	(82,255)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$1,890	$6,338

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2009	2008	JUNE 30, 2009

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(16,688)	(16,347)	(371,443)

Loss Before Provision for
Income Taxes	(16,688)	(16,347)	(371,443)

Provision for Income Taxes	(-0-)	(-0-)	(-0-)

Net Loss	(16,688)	(16,347)	(371,443)

Accumulated Deficit,
Beginning of Period	(303,765)	(303,765)	-0-

Accumulated Deficit,
End of Period	$(354,755)	$(320,112)	$(371,443)

Net Loss per Share	$(0.00)	$(0.00)	$(0.04)

Weighted Average
Shares Outstanding	11,366,666	11,366,666	8,494,608

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) - CONTINUED
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances, March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances, March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
March 31, 2007	----	----	----	(52,274)	(52,274)

Balances, March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued
$0.15 per share
November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued
$0.10 per share
January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended
March 31, 2008	----	----	----	(71,779)	(71,779)

Balances, March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended
March 31, 2009	----	----	----	(50,990)	(50,990)

Balances, March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255)

Net Loss, Period Ended
June 30, 2009	----	----	----	(16,688)	(16,688)

Balances, June 30, 2009	11,366,666	$11,366	$261,134	$(371,443)	$(98,943)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2009	2008	JUNE 30, 2009

Cash Flows from
Operating Activities

Net Loss	$(16,688)	$(16,347)	$(371,443)

Adjustments to Reconcile
Net Income to Net Cash
Provided/(Used) by
Operating Activities
(Increase)Decrease in
Prepaid Expenses	-0-	200	-0-
Increase(Decrease) in
Accounts Payable	12,240	6,093	47,079
Interest Payable	-0-	-0-	5,754

Net Cash Used by
Operating Activities	(4,448)	(10,054)	(318,610)

Cash Flows from
Investing Activities	-0-	-0-	-0-

Cash Flows from
Financing Activities
Proceeds from Issuance of Debt	-0-	20,000	48,000
Proceeds from Issuance of
Common Stock	-0-	-0-	272,500

Net Cash Provided by
Financing Activities	-0-	-0-	320,500

Net Increase (Decrease) in Cash	(4,448)	9,946	1,890

Cash at Beginning of Period	6,338	3,078	-0-

Cash at End of Period	$1,890	$13,024	$1,890

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended June 30, 2009 and June 30, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $371,443 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK ISSUANCES

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

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2009	2008	JUNE 30, 2009
Operating Expenses
Accounting	$4,640	$9,800	$99,145
Bank Charges	-0-	62	950
Consulting	2,000	-0-	3,750
Exploration and Development	-0-	-0-	20,750
Interest	-0-	-0-	5,754
Legal	6,650	2,403	138,859
Office Administration	2,250	2,250	42,222
Property Rights	-0-	-0-	4,000
Regulatory Expenses	548	1,100	27,900
Rent	600	600	21,650
Telephone	-0-	132	2,476
Travel & Entertainment	-0-	-0-	3,987

Total Operating Expenses	$16,688	$16,347	$371,443

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

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities, particularly in the reforestation and carbon credit trading areas. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at June 30, 2009, we currently have a working capital deficit of $98,943 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities and Exchange Act (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
			Increase /
	June 30, 2009	June 30, 2008	(Decrease)
Revenue	$-	$-	n/a
Expenses	(16,688)	$(16,347)	2.1%
Net Loss	$(16,688)	$(16,347)	2.1%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Expenses

Our operating expenses for the three months ended June 30, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Percentage
			Increase /
	June 30, 2009	June 30, 2008	(Decrease)
Accounting	$4,640	$9,800	(52.7%)
Bank Charges	-	62	(100.0%)
Consulting	2,000	-	100.0%
Legal	6,650	2,403	176.7%
Office Administration	2,250	2,250	n/a
Regulatory Expenses	548	1,100	50.2%
Rent	600	600	n/a
Telephone	-	132	(100.0%)
Total	$16,688	$16,347	2.1%

The slight increase in expenses during the quarter ended June 30, 2009 is primarily a result of an increase in consulting and legal expenses, partially offset by a decrease in accounting and regulatory expenses.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Exchange Act.

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2009	At March 31, 2009	Increase / (Decrease)
Current Assets	$1,890	$6,338	(70.2)%
Current Liabilities	(100,833)	(88,593)	13.8%
Working Capital Deficit	$(98,943)	$(82,255)	20.3%

Cash Flows
	Three Months Ended
	June 30, 2009	June 30, 2008
Net Cash Used in Operating Activities	$(4,448)	$(10,054)
Net Cash From Investing Activities	-	$-
Net Cash Provided By Financing Activities	-	$20,000
Net Increase (Decrease) in Cash During Period	$(4,448)	$9,946

The increase in our working capital deficit at June 30, 2009 from our year ended March 31, 2009 is primarily due to an increase in accounts payable due to our lack of capital to meet our ongoing operating costs.

Financing Requirements

Since our inception, we have used our common stock to raise money to fund our operations and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing. For these reasons, our auditors stated in their report to our audited financial statements included in our Annual Report for the year ended March 31, 2009 filed with the SEC on July 1, 2009 that that there is substantial doubt that we will be able to continue as a going concern.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.         CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended June 30, 2009 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

We are currently seeking and evaluating alternative business opportunities. We are currently reviewing opportunities in areas of reforestation and carbon credit trading. To date, no agreements or decisions to enter these business areas have been made. Even if we are able to identify suitable business opportunities, there are no assurances that we will be able to acquire an interest in those opportunities or that we will have the resources to pursue such opportunities. As such, an investment in our shares at this time would be highly speculative and investors could lose all of their investment.

We may not be able to obtain additional financing.

As at June 30, 2009, we had $1,890 cash on hand and a working capital deficit of $98,943. As such, we will require substantial additional financing in order to continue as a going concern.

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

GREENLITE VENTURES INC.

Date:	August 18, 2009	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)