Form 10-Q
period 2009-09-30
GREENLITE VENTURES INC
filed 2009-11-16
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 12, 2009, the Issuer had 11,366,666 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of September 30, 2009, and the statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and statements of cash flows for the six month periods ended September 30, 2009 and September 30, 2008, and for the period December 21, 2000 (date of inception) to September 30, 2009. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

“Sarna & Company”

Sarna & Company
Certified Public Accountants
Westlake Village, California
November 5, 2009

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	September 30,	March 31,
	2009	2009

Current Assets:
Cash	$12,412	$6,338

Total Current Assets	12,412	6,338

TOTAL ASSETS	$12,412	$6,338

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$44,564	$34,839
Loans Payable	58,000	48,000
Interest Payable	5,754	5,754
Stock Subscription Payable	25,000	-0-

Total Current Liabilities	133,318	88,593

Long Term Debt	-0-	-0-

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value
100,000,000 shares authorized,
11,366,666 shares issued	11,366	11,366
Additional Paid in Capital	261,134	261,134
Deficit Accumulated During the
Exploration Stage	(393,406)	(354,755)

Total Stockholders' Equity (Deficit)	(120,906)	(82,255)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY/(DEFICIT)	$12,412	$6,338

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2009	2008	2009	2008	SEPT. 30, 2009
Revenues	$0	$0	$0	$0	$0
Operating Expenses	(21,963)	(9,079)	(38,651)	(25,426)	(393,406)
Loss Before Provision for
Income Taxes	(21,963)	(9,079)	(38,651)	(25,426)	(393,406)
Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)
Net Loss	(21,963)	(9,079)	(38,651)	(25,426)	(393,406)
Accumulated Deficit,
Beginning of Period	(371,443)	(320,112)	(354,755)	(303,765)	0
Accumulated Deficit,
End of Period	$(393,406)	$(329,191)	$(393,406)	$(329,191)	$(393,406)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)
Weighted Average
Shares Outstanding	11,366,666	11,366,666	11,366,666	11,366,666	8,688,095

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

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) (Continued)
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/(Deficit)

Balances
March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued
$0.075 per share
September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended
March 31, 2006	----	----	----	(49,089)	(49,089)

Balances
March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended
March 31, 2007	----	----	----	(52,274)	(52,274)

Balances
March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued
$0.15 per share
November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued
$0.10 per share
January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended
March 31, 2008	----	----	----	(71,779)	(71,779)

Balances, March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended
March 31, 2009	----	----	----	(50,990)	(50,990)

Balances, March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255)

Net Loss, Period Ended
September 30, 2009	----	----	----	(38,651)	(38,651)

Balances,
September 30, 2009	11,366,666	$11,366	$261,134	$(393,406)	$(120,906)

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	INCEPTION to
	SEPT. 30, 2009	SEPT. 30, 2008	SEPT. 30, 2009

Cash Flows from
Operating Activities:

Net Loss	$(38,651)	$(25,426)	$(393,406)

Adjustments to Reconcile Net
Income to Net Cash Provided/
(Used) by Operating Activities:
(Increase)Decrease in:
Prepaid Expenses	-0-	200	-0-
Increase(Decrease) in:
Cash Overdraft	-0-	275	-0-
Accounts Payable	9,725	2,573	44,564
Interest Payable	-0-	-0-	5,754

Net Cash Used by
Operating Activities	(28,926)	(20,179)	(343,088)

Cash Flows from
Investing Activities	-0-	-0-	-0-

Cash Flows from
Financing Activities:
Proceeds from Issuance of Debt	10,000	20,000	58,000
Proceeds Related to
Issuance of Common Stock	25,000	-0-	297,500

Cash Provided by
Financing Activities	35,000	20,000	355,500

Net Increase (Decrease) in Cash	6,074	(179)	12,412

Cash at Beginning of Period	6,338	179	-0-

Cash at End of Period	$12,412	$-0-	$12,412

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
STATEMENT OF CASH FLOWS
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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended September 30, 2009 and September 30, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LOANS PAYABLE

On December 7, 2007, the Company obtained loans from two stockholders totaling $9,000. These loans are non-interest-bearing, short-term loans due on demand, and were obtained to provide working capital and to pay ordinary expenses. During the year ended March 31, 2009, the Company obtained additional loans totaling $39,000 under identical terms for similar purposes.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $393,406 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
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

On September 11, 2009, the Company received $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of September 30, 2009, and the advance is included as a current liability in the financial statements.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2009	2008	2009	2008	SEPT. 30, 2009

Operating Expenses
Accounting	$7,890	$1,180	$12,530	$10,980	$107,035
Bank Charges	12	68	12	130	962
Consulting	3,000	-0-	5,000	-0-	6,750
Exploration and Development	(7,030)	-0-	(7,030)	-0-	13,720
Interest	-0-	-0-	-0-	-0-	5,754
Legal	14,437	3,290	21,087	5,693	153,296
Office Administration	2,250	2,250	4,500	4,500	44,472
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	913	1,560	1,461	2,660	28,813
Rent	150	600	750	1,200	21,800
Telephone	225	131	225	263	2,701
Travel & Entertainment	116	-0-	116	-0-	4,103

Total Operating Expenses	$21,963	$9,079	$38,651	$25,426	$393,406

See Accountants’ Review Report and Notes

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We currently have no business operations or significant assets. Accordingly, we are in the process of reorganizing our business and are seeking and evaluating alternative business opportunities. We are currently reviewing opportunities in areas of reforestation and carbon credit trading. To date, no agreements or decisions to enter these business areas have been made. Our ability to seek out and acquire an alternative business opportunity is subject to our obtaining financing, of which there is no assurance.

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities, particularly in the reforestation and carbon credit trading areas. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at September 30, 2009, we currently have a working capital deficit of $120,906 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities and Exchange Act (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended			Six Months Ended
	September 30		Percentage	September 30		Percentage
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(21,963)	(9,079)	141.9%	(38,651)	(25,426)	52.0%

Net Loss	$(21,963)	$(9,079)	141.9%	$(38,651)	$(25,426)	52.0%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Expenses

Our operating expenses for the three and six months ended September 30, 2009 and 2008 are outlined in the table below:

	Three Months Ended			Six Months Ended
	September 30		Percentage	September 30		Percentage
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Accounting	$7,890	$1,180	568.6%	$12,530	$10,980	14.1%
Bank Charges	12	68	(82.4)%	12	130	(90.8)%
Consulting	3,000	-	n/a	5,000	-	n/a
Exploration and	(7,030)	-	n/a	(7,030)	-	n/a
Development
Legal	14,437	3,290	338.8%	21,087	5,693	270.4%
Office Administration	2,250	2,250	0.0%	4,500	4,500	0.0%
Regulatory Expenses	913	1,560	(41.5)%	1,461	2,660	(45.1)%
Rent	150	600	(75.0)%	750	1,200	(37.5)%
Telephone	225	131	71.8%	225	263	(14.4)%
Travel & Entertainment	116	-	n/a	116	-	n/a
TOTAL	$21,963	$9,079	141.9%	$38,651	$25,426	52.0%

The increase in expenses during the quarter ended September 30, 2009 is primarily a result of an increase in consulting, accounting and legal expenses.

Accounting and legal expenses primarily relate to costs in connection with the preparation of our Annual Report on Form 10-K and meeting our reporting requirements under the Exchange Act.

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
	At September 30,		Percentage
	2009	At March 31, 2009	Increase / (Decrease)
Current Assets	$12,412	$6,338	95.8%
Current Liabilities	(133,318)	(88,593)	50.5%
Working Capital Deficit	$(120,906)	$(82,255)	47.0%

Cash Flows
	Six Months Ended
	September 30, 2009	September 30, 2008
Net Cash Used in Operating Activities	$(28,926)	$(20,179)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	35,000	20,000
Net Increase (Decrease) in Cash During Period	$6,074	$(179)

The increase in our working capital deficit at September 30, 2009 from our year ended March 31, 2009 is primarily a result of an increase in accounts payable due to our lack of capital to meet our ongoing operating costs.

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

On June 2, 2009, our sole director approved a private placement offering of up to 5,000,000 units at a price of $0.02 US per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.05 US per share exercisable for a period of two years from the date the units are issued. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As of September 30, 2009, we had received proceeds of $25,000 under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended September 30, 2009 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

As at September 30, 2009, we had cash on hand of $12,412 and a working capital deficit of $120,906. As such, we will require substantial additional financing in order to continue as a going concern. Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. On June 2, 2009, we approved a private placement offering of up to 5,000,000 units at $0.02 US per unit for gross proceeds of $100,000 US. As of September 30, 2009, we had received proceeds of $25,000 under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment.

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

GREENLITE VENTURES INC.

Date: November 16, 2009	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)