Form 10-Q
period 2009-12-31
GREENLITE VENTURES INC
filed 2010-02-16
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 12, 2010, the Issuer had 11,366,666 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that can be expected for the year ending March 31, 2010.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of December 31, 2009, and the statements of operations and accumulated deficit, changes in stockholders’ equity/(deficit), and statements of cash flows for the nine month periods ended December 31, 2009 and December 31, 2008, and for the period December 21, 2000 (date of inception) to December 31, 2009. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

"Sarna & Company"

Sarna & Company
Certified Public Accountants
Westlake Village, California
February 10, 2010

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	December 31,	March 31,
	2009	2009

Current Assets:
Cash	$16,635	$6,338
Prepaid Expenses	6,000	-0-

Total Current Assets	22,635	6,338

TOTAL ASSETS	$22,635	$6,338

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities:
Accounts Payable and
Accrued Expenses	$43,693	$34,839
Loans from Related Parties	58,000	48,000
Interest Payable	5,754	5,754
Stock Subscription Payable	50,000	-0-

Total Current Liabilities	157,448	88,593

Long Term Debt	-0-	-0-

Stockholders' Equity (Deficit):
Common Stock, $0.001 par value 100,000,000 shares authorized, 11,366,666 shares issued	11,366	11,366
Additional Paid in Capital	261,134	261,134
Deficit Accumulated During the
Exploration Stage	(407,313)	(354,755)

Total Stockholders' Equity (Deficit)	(134,813)	(82,255)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$22,635	$6,338

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2009	2008	2009	2008	DEC. 31, 2009

Revenues	$0	$0	$0	$0	$0

Operating Expenses	(13,907)	(10,016)	(52,558)	(35,442)	(407,313)

Loss Before Provision for Income Taxes	(13,907)	(10,016)	(52,558)	(35,442)	(407,313)

Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)

Net Loss	(13,907)	(10,016)	(52,558)	(35,442)	(407,313)

Accumulated Deficit, Beginning of Period	(393,406)	(329,191)	(354,755)	(303,765)	0

Accumulated Deficit, End of Period	$(407,313)	$(339,207)	$(407,313)	$(339,207)	$(407,313)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)

Weighted Average Shares Outstanding	11,366,666	11,366,666	11,366,666	11,366,666	8,762,500

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

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) (Continued)
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/(Deficit)

Balances March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued $0.075 per share September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended March 31, 2006	----	----	----	(49,089)	(49,089)

Balances March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended March 31, 2007	----	----	----	(52,274)	(52,274)

Balances March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances, March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Balances, March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255)

Net Loss, Period Ended December 31, 2009	----	----	----	(52,558)	(52,558)

Balances, December 31, 2009	11,366,666	$11,366	$261,134	$(407,313)	$(134,813)

See Accountants’ Review Report and Notes

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	INCEPTION to
	DEC. 31, 2009	DEC. 31, 2008	DEC. 31, 2009

Cash Flows from Operating Activities:

Net Loss	$(52,558)	$(35,442)	$(407,313)

Adjustments to Reconcile Net
Income to Net Cash Provided/
(Used) by Operating Activities:
(Increase)Decrease in:
Prepaid Expenses	(6,000)	200	(6,000)
Increase(Decrease) in:
Accounts Payable	8,855	12,164	43,694
Interest Payable	-0-	-0-	5,754

Net Cash Used by Operating Activities	(49,703)	(23,078)	(363,865)

Cash Flows from Investing Activities	-0-	-0-	-0-

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	10,000	20,000	58,000
Proceeds Related to Issuance of Common Stock	50,000	-0-	322,500

Cash Provided by Financing Activities	60,000	20,000	380,500

Net Increase (Decrease) in Cash	10,297	(3,078)	16,635

Cash at Beginning of Period	6,338	3,078	-0-

Cash at End of Period	$16,635	$-0-	$16,635

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended December 31, 2009 and December 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LOANS – RELATED PARTIES

On December 7, 2007, the Company obtained loans from two stockholders totaling $9,000. These loans are non-interest-bearing, short-term loans due on demand, and were obtained to provide working capital and to pay ordinary expenses. During the year ended March 31, 2009, the Company obtained additional loans totaling $39,000 under identical terms for similar purposes. During the nine months ended December 31, 2009, additional loans in the amount of $10,000 were received under identical terms for similar purposes.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $407,313 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On September 11, 2009, the Company received $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of December 31, 2009, and the advance is included as a current liability in the financial statements.

On October 15, 2009, the Company received an additional $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of December 31, 2009, and the advance is included as a current liability in the financial statements.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2009	2008	2009	2008	DEC. 31, 2009

Operating Expenses
Accounting	$3,920	$3,920	$16,450	14,900	$110,955
Bank Charges	52	274	64	404	1,014
Consulting	-0-	-0-	5,000	-0-	6,750
Exploration and Development	-0-	-0-	(7,030)	-0-	13,720
Interest	-0-	-0-	-0-	-0-	5,754
Legal	5,447	2,396	26,534	8,089	158,743
Office Administration	2,250	2,250	6,750	6,750	46,722
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	1,323	447	2,784	3,107	30,136
Rent	375	600	1,125	1,800	22,175
Telephone	450	129	675	392	3,151
Travel & Entertainment	90	-0-	206	-0-	4,193

Total Operating Expenses	$13,907	$10,016	$52,558	$35,442	$407,313

See Accountants’ Review Report and Notes

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities, particularly in the reforestation and carbon credit trading areas. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at December 31, 2009, we currently have a working capital deficit of $134,813 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Securities and Exchange Act (the “Exchange Act”). In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Third Quarter Ended			Nine Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(13,907)	(10,016)	38.8%	(52,558)	(35,442)	48.3%

Net Loss	$(13,907)	$(10,016)	38.8%	$(52,558)	$(35,442)	48.3%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Expenses

Our operating expenses for the three and nine months ended December 31, 2009 and 2008 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2009	2008	(Decrease)	2009	2008	(Decrease)
Accounting	$3,920	$3,920	0.0%	$16,450	$14,900	10.4%
Bank Charges	52	274	(81.0)%	64	404	(84.2)%
Consulting	-	-	n/a	5,000	-	n/a
Exploration and Development	-	-	n/a	(7,030)	-	n/a
Legal	5,447	2,396	127.3%	26,534	8,089	228.0%
Office Administration	2,250	2,250	0.0%	6,750	6,750	0.0%
Regulatory Expenses	1,323	447	196.0%	2,784	3,107	(10.4)%
Rent	375	600	(37.5)%	1,125	1,800	(37.5)%
Telephone	450	129	248.8%	675	392	72.2%
Travel & Entertainment	90	-	100%	206	-	100%
TOTAL	$13,907	$10,016	38.8%	$52,558	$35,442	48.3%

The increase in expenses during the quarter ended December 31, 2009 is primarily a result of an increase in legal and regulatory expenses.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Exchange Act.

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31, 2009	At March 31, 2009	Increase / (Decrease)
Current Assets	$22,635	$6,338	257.1%
Current Liabilities	(157,448)	(88,593)	77.7%
Working Capital Deficit	$(134,813)	$(82,255)	63.9%

Cash Flows
	Nine Months Ended
	December 31, 2009	December 31, 2008
Net Cash Used in Operating Activities	$(49,703)	$(23,078)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	60,000	20,000
Net Increase (Decrease) in Cash During Period	$10,297	$(23,078)

The increase in our working capital deficit at December 31, 2009 from our year ended March 31, 2009 is primarily a result of an increase in accounts payable due to our lack of capital to meet our ongoing operating costs.

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

On June 2, 2009, our sole director approved a private placement offering of up to 5,000,000 units at a price of $0.02 US per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.05 US per share exercisable for a period of two years from the date the units are issued. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As of December 31, 2009, we had received proceeds of $50,000 US under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering.

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

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2009 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2009 (the “2009 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2009 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended December 31, 2009 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

As at December 31, 2009, we had cash on hand of $16,635 and a working capital deficit of $134,813. As such, we will require substantial additional financing in order to continue as a going concern. Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. On June 2, 2009, we approved a private placement offering of up to 5,000,000 units at $0.02 US per unit for gross proceeds of $100,000 US. As of December 31, 2009, we had received proceeds of $50,000 US under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment.

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

GREENLITE VENTURES INC.

Date:	February 15, 2010	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)