Form 10-K
period 2010-03-31
GREENLITE VENTURES INC
filed 2010-07-14
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[x]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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
[ ] Yes  [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (s229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
[x] Yes   [ ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $77,733 based on a price of $0.02 per share, being the last closing price of the Registrant's shares prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 12, 2010, the Registrant had 11,366,666 shares of common stock outstanding.

GREENLITE VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2010

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

As at March 31, 2010, we had cash on hand of $8,334 and a working capital deficit of $150,112. As such, we will require substantial additional financing in order to continue as a going concern. Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment.

On June 2, 2009, our sole director approved a private placement offering of up to 5,000,000 units at a price of $0.02 US per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.05 US per share exercisable for a period of two years from the date the units are issued. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As of March 31, 2010, we had received proceeds of $50,000 US under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering.

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

Because our securities constitute “penny stocks” within the meaning of the rules, the rules apply to us and to our securities. The rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, the common stock will be subject to Rule 15g-9 under the Securities and Exchange Act of 1934 (the “Exchange Act”). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

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

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing trading activity in the secondary market for our stock.

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

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol “GLTV." The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

		2010				2009
		High		Low		High		Low
First Quarter ended June 30		$0.05		$0.02	$	N/A	$	N/A
Second Quarter ended September 30	$	N/A	$	N/A	$	N/A	$	N/A
Third Quarter ended December 31	$	N/A	$	N/A	$	N/A	$	N/A
Fourth Quarter ended March 31	$	N/A	$	N/A		$0.30		$0.005

The high and low price quotes of our common stock as set out in the table above are as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Registered Holders Of Our Common Stock

As of July 12, 2010, we had 125 registered shareholders and 11,366,666 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities, particularly in reforestation and carbon credit trading areas. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at March 31, 2010, we had a working capital deficit of $150,112 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Exchange Act. In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. Currently, we do not have any financial arrangements in place and there is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	March 31, 2010	March 31, 2009	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(67,857)	(50,990)	33.1%
Net Loss	$(67,857)	$(50,990)	33.1%

Revenue

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Operating Expenses

Our operating expenses for the years ended March 31, 2010 and 2009 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	March 31, 2010	March 31, 2009	Increase / (Decrease)
Accounting	$20,370	$18,820	8.2%
Bank Charges	64	574	(88.9)%
Cancelled Merger Costs	6,000	-	100%
Consulting	5,000	-	100%
Exploration and Development	(7,030)	-	(100)%
Legal	28,565	15,639	82.7%
Office Administration	9,000	9,000	0%
Regulatory Expenses	3,181	3,904	(18.5)%
Rent	1,500	2,400	(37.5)%
Telephone	900	653	37.8%
Travel and Entertainment	307	-	100%
Total Expenses	$67,857	$50,990	33.1%

The increase in expenses are primarily a result of an increase in accounting, consulting and legal expenses. These amounts were partially offset by the write off of exploration and development expenses.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Exchange Act.

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2010	At March 31, 2009	Increase / (Decrease)
Current Assets	$9,284	$6,338	46.5%
Current Liabilities	(159,396)	(88,593)	79.9%
Working Capital Deficit	$(150,112)	$(82,255)	82.5%

Cash Flows
	Year Ended	Year Ended
	March 31, 2010	March 31, 2009
Cash Flows used in Operating Activities	$(58,004)	$(35,740)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	60,000	39,000
Net Increase in Cash During Period	$1,996	$3,260

The increase in our working capital deficit at March 31, 2010 from our year ended March 31, 2009 is primarily due to: (i) an increase in accounts payable due to our lack of capital to meet our ongoing operating costs; (ii) the fact we recorded subscriptions payable of $50,000 as the securities have not yet been issued; and (iii) the fact that we received short term loans totaling $10,000 from stockholders. These loans are non-interest bearing and due on demand.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

On June 2, 2009, our sole director approved a private placement offering of up to 5,000,000 units at a price of $0.02 US per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.05 US per share exercisable for a period of two years from the date the units are issued. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As of March 31, 2010, we had received proceeds of $50,000 US under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (Sarna & Company, Certified Public Accountants);

2.	Balance Sheets as at March 31, 2010 and March 31, 2009;

3.	Statement of Operations and Accumulated Deficit for the years ended March 31, 2010, March 31, 2009, and for the period from inception on December 21, 2000 to March 31, 2010;

4.	Statement of Changes in Stockholders’ Equity (Deficit) for the period from inception on December 21, 2000 to March 31, 2010;

5.	Statement of Cash Flows for the years ended March 31, 2010, March 31, 2009, and for the period from inception on December 21, 2000 to March 31, 2010; and

6.	Notes to Financial Statements.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	MARCH 31,	MARCH 31,
	2010	2009

Current Assets:
Cash	$8,334	$6,338
Prepaid Expenses	950	-0-

Total Current Assets	9,284	6,338

TOTAL ASSETS	$9,284	$6,338

LIABILITIES AND STOCKHOLDERS' EQUITY/<DEFICIT>

Current Liabilities:
Accounts Payable and Accrued Expenses	$45,642	$34,839
Loans from Related Parties	58,000	48,000
Interest Payable	5,754	5,754
Stock Subscription Payable	50,000	-0-

Total Current Liabilities	159,396	88,593

Long Term Debt	-0-	-0-

Stockholders' Equity/<Deficit>:
Common Stock, $0.001 par value 100,000,000 shares authorized, 11,366,666 shares issued	11,366	11,366
Additional Paid in Capital	261,134	261,134
Deficit Accumulated During The Exploration Stage	<422,612>	<354,755>

Total Stockholders' Equity/<Deficit>	<150,112>	<82,255>

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/<DEFICIT>	$9,284	$6,338

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

DEC. 20, 2000
(Date of Inception)
		YEAR ENDED		YEAR ENDED		to
		MARCH 31, 2010		MARCH 31, 2009		MARCH 31, 2010
Revenues		$-0-		$-0-		$-0-
Operating Expenses		<67,857>		<50,990>		<422,612>
Loss Before Provision for Income Taxes		<67,857>		<50,990>		<422,612>
Provision for Income Taxes		-0-		-0-		-0-
Net Loss		<67,857>		<50,990>		<422,612>
Accumulated Deficit, Beginning of Period		<354,755>		<303,765>		-0-
Accumulated Deficit, End of Period	$	<422,612>	$	<354,755>	$	<422,612>

Net Loss per Share	$	<0.01>	$	<0.01>	$	<0.05>

Weighted Average Shares Outstanding		11,366,666		11,366,666		8,832,883

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/<DEFICIT> (Continued)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/<Deficit>
Balances
March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued $0.075 per share September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended March 31, 2006	----	----	----	(49,089)	(49,089)

Balances March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended March 31, 2007	----	----	----	(52,274)	(52,274)

Balances March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Balances March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255)

Net Loss, Period Ended March 31, 2010	----	----	----	(67,857)	(67,857)

Balances March 31, 2010	11,366,666	$11,366	$261,134	$(422,612)	$(150,112)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

						DEC. 20, 2000
						(Date of Inception)
		YEAR ENDED		YEAR ENDED		to
		MAR 31, 2010		MAR 31, 2009		MARCH 31, 2010
Cash Flows from Operating Activities:
Net Loss	$	<67,857>	$	<50,990>	$	<422,612>
Adjustments to Reconcile Net Income to Net Cash Provided/ <Used> by Operating Activities:
<Increase>Decrease in:
Prepaid Expenses		<950>		200		<950>
Increase<Decrease> in:
Accounts Payable		10,803		15,050		45,642
Interest Payable		-0-		-0-		5,754

Net Cash Used by Operating Activities		<58,004>		<35,740>		<372,166>

Cash Flows from Investing Activities:		-0-		-0-		-0-

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt		10,000		39,000		58,000
Proceeds from Issuance of Common Stock		50,000		-0-		322,500

Cash Provided by Financing Activities		60,000		39,000		380,500

Net Increase/<Decrease> in Cash		1,996		3,260		8,334

Cash at Beginning of Period		6,338		3,078		-0-

Cash at End of Period		$8,334		$6,338		$8,334

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended March 31, 2010 and March 31, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LOANS – RELATED PARTIES

On December 7, 2007, the Company obtained loans from two stockholders totaling $9,000. These loans are non-interest-bearing, short-term loans due on demand, and were obtained to provide working capital and to pay ordinary expenses. During the year ended March 31, 2009, the Company obtained additional loans totaling $39,000 under identical terms for similar purposes. During the year ended March 31, 2010, additional loans in the amount of $10,000 were received under identical terms for similar purposes.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $422,612 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

			DEC. 20, 2000
			(Date of Inception)
	YEAR ENDED	YEAR ENDED	to
	MARCH 31, 2010	MARCH 31, 2009	MARCH 31, 2010

Operating Expenses
Accounting	$20,370	$18,820	$114,875
Bank Charges	64	574	1,014
Cancelled Merger Costs	6,000	-0-	6,000
Consulting	5,000	-0-	6,750
Exploration & Development	<7,030>	-0-	13,720
Interest	-0-	-0-	5,754
Legal	28,565	15,639	160,774
Office Administration	9,000	9,000	48,972
Property Rights	-0-	-0-	4,000
Regulatory Expenses	3,181	3,904	30,533
Rent	1,500	2,400	22,550
Telephone	900	653	3,376
Travel & Entertainment	307	-0-	4,294

Total Operating Expenses	$67,857	$50,990	$422,612

See Notes to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal year ended March 31, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Howard Thomson	64	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Set forth below is a brief description of the background and business experience of our sole executive officer and director:

Howard Thomson has been our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and our sole director since February 16, 2008. Mr. Thomson was employed from 1981 to 1998 in senior management positions with the Bank of Montreal, including 5 years as Branch Manager, 4 years as Regional Marketing Manager and 5 years as Senior Private Banker. Mr. Thomson retired from the Bank of Montreal in 1998. From February, 1999 to August 2006, Mr. Thomson served as a director and officer of Royalite Petroleum Company Inc. (formerly Worldbid Corporation), a company that specialized in international business-to-business and government-to-business facilitation service during Mr. Thomson’s term as a director and officer. Mr. Thomson currently serves as the sole executive officer and sole director of Terrace Ventures Inc., a public company quoted on the OTC Bulletin Board, engaged in the exploration of mineral properties.

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

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Howard Thomson(1), CEO, CFO, President, Secretary, Treasurer & Director	2010 2009	$9,000 $9,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$9,000 $9,000

Note:
(1)	On February 16, 2008, we entered into a management consulting agreement with Mr. Thomson, our sole executive officer and director, pursuant to which Mr. Thomson agreed to provide us with consulting services in consideration of which we agreed to pay Mr. Thomson $750 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at March 31, 2010, we did not have any outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 12, 2010 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Security Ownership of Management
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Sole Director	4,980,000 Direct	43.8%
Security Ownership of Certain Beneficial Owners
Common Stock	Gordon King H 65 Eaton Square London, England	2,500,000 Direct	22.0%
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Sole Director Brookside, Ballymabin Dunmore East, County Waterford Ireland	4,980,000 Direct	43.8%

Note:
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of July 12, 2010, there were 11,366,666 shares of the Company’s common stock issued and outstanding.

CHANGES IN CONTROL

We are not aware of any arrangement which may result in a change in control in the future.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

DIRECTOR INDEPENDENCE

Our common stock is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. Under NASDAQ Rule 5605(a)(2), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Our sole director, Howard Thomson, is also our sole executive officer. As a result, we do not have any independent directors.

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

	Year Ended March 31, 2010	Year Ended March 31, 2009
Audit Fees	$9,800	$9,800
Audit-Related Fees	9,600	9,600
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	$19,400	$19,400

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Mineral Claim Purchase Agreement between the Company and Lorrie Ann Archibald dated April 30, 2002.(1)
10.2	Bill of Sale.(1)
10.3	Form of Convertible Note.(3)
10.4	Management Consulting Agreement with John Curtis.(4)
10.5	Management Consulting Agreement with Howard Thomson.(5)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 5, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 9, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	July 14, 2010	By:	/s/ Howard Thomson
HOWARD THOMSON
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 14, 2010	By:	/s/ Howard Thomson
HOWARD THOMSON
President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting Officer)