Form 10-Q
period 2010-06-30
GREENLITE VENTURES INC
filed 2010-08-20
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes [X]      No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 19, 2010, the Issuer had 11,366,666 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Greenlite Ventures Inc.

We have reviewed the accompanying balance sheet of Greenlite Ventures Inc. as of June 30, 2010, and the statements of operations and accumulated deficit, changes in stockholders' equity/<deficit>, and statements of cash flows for the three month periods ended June 30, 2010 and June 30, 2009, and for the period December 21, 2000 (date of inception) to June 30, 2010. These interim financial statements are the responsibility of the management of Greenlite Ventures Inc.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Greenlite Ventures Inc. as of March 31, 2010, and the related statements of operations and accumulated deficit, changes in stockholders' deficit, and cash flows for the year then ended (not presented herein); and in our report dated July 13, 2010, we expressed an unqualified opinion on those financial statements which included an explanatory paragraph describing Greenlite Ventures Inc.'s ability to continue as a going concern as described in Note 6 to the financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2010 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Sarna & Company
Certified Public Accountants
Westlake Village, California
August 19, 2010

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	June 30,	March 31,
	2010	2010

Current Assets
Cash	$5,161	$8,334
Prepaid Expenses	-0-	950

Total Current Assets	5,161	9,284

TOTAL ASSETS	$5,161	$9,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$53,514	$45,642
Loans from Related Parties	58,000	58,000
Interest Payable	5,754	5,754
Stock Subscription Payable	50,000	50,000

Total Current Liabilities	167,268	159,396

Long Term Debt	-0-	-0-

Stockholders' Equity
Common Stock, $0.001 par value 100,000,000 shares authorized, 11,366,666 shares issued	11,366	11,366
Additional Paid in Capital	261,134	261,134
Deficit Accumulated during the Exploration Stage	(434,607)	(422,612)

Total Stockholders' Equity/(Deficit)	(162,107)	(150,112)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$5,161	$9,284

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED
	JUNE	30,	INCEPTION to
	2010	2009	JUNE 30, 2010
Revenues	$-0-	$-0-	$-0-

Operating Expenses	(11,995)	(16,688)	(434,607)

Loss Before Provision for Income Taxes	(11,995)	(16,688)	(434,607)

Provision for Income Taxes	(-0-)	(-0-)	(-0-)

Net Loss	(11,995)	(16,688)	(434,607)

Accumulated Deficit, Beginning of Period	(422,612)	(354,755)	-0-

Accumulated Deficit, End of Period	$(434,607)	$(371,443)	$(434,607)

Net Loss per Share	$(0.00)	$(0.00)	$(0.05)

Weighted Average Shares Outstanding	11,366,666	11,366,666	8,899,561

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) - CONTINUED
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances, March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued $0.075 per share September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended March 31, 2006	----	----	----	(49,089)	(49,089)

Balances, March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended March 31, 2007	----	----	----	(52,274)	(52,274)

Balances, March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances, March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Balances, March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255)

Net Loss, Period Ended March 31, 2010	----	----	----	(67,857)	(67,857)

Balances, March 31, 2010	11,366,666	$11,366	$261,134	$(422,612)	$(150,112)

Net Loss, Period Ended June 30, 2010	----	----	----	(11,995)	(11,995)

Balances, June 30, 2010	11,366,666	$11,366	$261,134	$(434,607)	$(162,107)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	JUNE	30,	INCEPTION to
	2010	2009	JUNE 30, 2010

Cash Flows from Operating Activities

Net Loss	$(11,995)	$(16,688)	$(434,607)

Adjustments to Reconcile
Net Income to Net Cash Provided/(Used) by Operating Activities (Increase)Decrease in Prepaid Expenses	950	-0-	-0-
Increase(Decrease) in
Accounts Payable	7,872	12,240	53,514
Interest Payable	-0-	-0-	5,754

Net Cash Used by Operating Activities	(3,173)	(4,448)	(375,339)

Cash Flows from Investing Activities	-0-	-0-	-0-

Cash Flows from Financing Activities
Proceeds from Issuance of Debt	-0-	-0-	58,000
Proceeds from Issuance of Common Stock	-0-	-0-	322,500

Net Cash Provided by Financing Activities	-0-	-0-	380,500

Net Increase (Decrease) in Cash	(3,173)	(4,448)	5,161

Cash at Beginning of Period	8,334	6,338	-0-

Cash at End of Period	$5,161	$1,890	$5,161

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the periods ended June 30, 2010 and June 30, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LOANS FROM RELATED PARTIES

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

On September 11, 2009, the Company received $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of June 30, 2010, and the advance is included as a current liability in the financial statements.

On October 15, 2009, the Company received an additional $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of June 30, 2010, and the advance is included as a current liability in the financial statements.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED
	JUNE	30,	INCEPTION to
	2010	2009	JUNE 30, 2010
Operating Expenses
Accounting	$4,470	$4,640	$119,345
Bank Charges	-0-	-0-	1,014
Cancelled Merger Costs	-0-	-0-	6,000
Consulting	700	2,000	7,450
Exploration and Development	-0-	-0-	13,720
Interest	-0-	-0-	5,754
Legal	3,402	6,650	164,176
Office Administration	2,250	2,250	51,222
Property Rights	-0-	-0-	4,000
Regulatory Expenses	573	548	31,106
Rent	375	600	22,925
Telephone	225	-0-	3,601
Travel & Entertainment	-0-	-0-	4,294

Total Operating Expenses	$11,995	$16,688	$434,607

See Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

PLAN OF OPERATION

We are currently in the process of reorganizing our business and are seeking and evaluating alternative business opportunities, particularly in reforestation and carbon credit trading areas. As a result, we are unable to provide an accurate estimate of our financial requirements for the next twelve months. However, as at June 30, 2010, we had a working capital deficit of $162,107 and will need substantial financing in the near term in order to meet our current obligations as they become due and to meet our ongoing reporting obligations under the Exchange Act. In addition, if our management is successful in identifying a suitable business opportunity for us to pursue, we will likely need significantly more financing in order to pursue the new business opportunity. There is no assurance that we will be able to obtain sufficient financing on terms acceptable to us, if at all.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
			Increase /
	June 30, 2010	June 30, 2009	(Decrease)
Revenue	$-	$-	n/a
Expenses	(11,995)	(16,688)	(28.1)%
Net Loss	$(11,995)	$(16,688)	(28.1)%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Expenses

Our operating expenses for the three months ended June 30, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Percentage
			Increase /
	June 30, 2010	June 30, 2009	(Decrease)
Accounting	$4,470	$4,640	(3.7)%
Consulting	700	2,000	(65.0)%
Legal	3,420	6,650	(48.6)%
Office Administration	2,250	2,250	0.0%
Regulatory Expenses	573	548	4.6%
Rent	375	600	(37.5)%
Telephone	225	-	n/a
Total	$11,995	$16,688	(28.1)%

The decrease in expenses are primarily a result of a decrease in legal and consulting expenses.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”).

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2010	At March 31, 2010	Increase / (Decrease)
Current Assets	$5,161	$9,284	(44.4)%
Current Liabilities	(167,268)	(159,396)	4.9%
Working Capital Deficit	$(162,107)	$(150,112)	8.0%

Cash Flows
	Three Months Ended
	June 30, 2010	June 30, 2009
Net Cash Used in Operating Activities	$(3,173)	$(4,448)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	-	-
Net Decrease in Cash During Period	$(3,173)	$(4,448)

The increase in our working capital deficit at June 30, 2010 from our year ended March 31, 2010 is primarily due to an increase in accounts payable due to our lack of capital to meet our ongoing operating costs.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

On June 2, 2009, our sole director approved a private placement offering of up to 5,000,000 units at a price of $0.02 US per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.05 US per share exercisable for a period of two years from the date the units are issued. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As of June 30, 2010, we had received proceeds of $50,000 US under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2010 (the “2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended June 30, 2010 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

As at June 30, 2010, we had cash on hand of $5,161 and a working capital deficit of $162,107. As such, we will require substantial additional financing in order to continue as a going concern. Currently, we do not have a specific business plan, nor have we identified any suitable alternative business opportunities. As such, our ability to obtain additional financing may be substantially limited. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment.

On June 2, 2009, our sole director approved a private placement offering of up to 5,000,000 units at a price of $0.02 US per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.05 US per share exercisable for a period of two years from the date the units are issued. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As of June 30, 2010, we had received proceeds of $50,000 US under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Management Consulting Agreement with Howard Thomson.(3)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	August 20, 2010	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)