Form 10-Q
period 2010-09-30
GREENLITE VENTURES INC
filed 2010-11-22
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 18, 2010, the Issuer had 14,366,666 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

2

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	September 30,	March 31,
	2010	2010

Current Assets
Cash	$5,414	$8,334
Prepaid Expenses	-0-	950

Total Current Assets	5,414	9,284

Other Asset – Marketing Rights	60,000	-0-

TOTAL ASSETS	$65,414	$9,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$56,842	$45,642
Loans from Related Parties	63,000	58,000
Interest Payable	5,754	5,754
Stock Subscription Payable	63,333	50,000

Total Current Liabilities	188,929	159,396

Long Term Debt	-0-	-0-

Stockholders' Equity
Common Stock, $0.001 par value 100,000,000 shares authorized, 14,366,666 and 11,366,666 shares issued, respectively	14,366	11,366
Additional Paid in Capital	318,134	261,134
Deficit Accumulated during the Exploration Stage	(456,015)	(422,612)

Total Stockholders' Equity/<Deficit>	(123,515)	(150,112)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/<DEFICIT>	$65,414	$9,284

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2010	2009	2010	2009	SEPT. 30, 2010
Revenues	$0	$0	$0	$0	$0
Operating Expenses	(21,408)	(21,963)	(33,403)	(38,651)	(456,015)
Loss Before Provision for Income Taxes	(21,408)	(21,963)	(33,403)	(38,651)	(456,015)
Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)
Net Loss	(21,408)	(21,963)	(33,403)	(38,651)	(456,015)
Accumulated Deficit, Beginning of Period	(434,607)	(371,443)	(422,612)	(354,755)	0
Accumulated Deficit, End of Period	$(456,015)	$(393,406)	$(456,015)	$(393,406)	$(456,015)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)
Weighted Average Shares Outstanding	12,366,666	11,366,666	11,866,666	11,366,666	9,039,743

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/<DEFICIT> - CONTINUED
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances, March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued $0.075 per share September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended March 31, 2006	----	----	----	(49,089)	(49,089)

Balances, March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended March 31, 2007	----	----	----	(52,274)	(52,274)

Balances, March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances, March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Balances, March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255)

Net Loss, Period Ended March 31, 2010	----	----	----	(67,857)	(67,857)

Balances, March 31, 2010	11,366,666	$11,366	$261,134	$(422,612)	$(150,112)

Common Stock Issued $0.02 per share September 1, 2010	3,000,000	3,000	57,000	----	60,000

Net Loss, Period Ended September 30, 2010	----	----	----	(33,403)	(33,403)

Balances, September 30, 2010	14,366,666	$14,366	$318,134	$(456,015)	$(123,515)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	INCEPTION to
	SEPT. 30, 2010	SEPT. 30, 2009	SEPT. 30, 2010

Cash Flows from Operating Activities:

Net Loss	$(33,403)	$(38,651)	$(456,015)

Adjustments to Reconcile Net Income to Net Cash Provided/ <Used> by Operating Activities:
<Increase>Decrease in:
Prepaid Expenses	950	-0-	-0-
Other Asset – Marketing Rights	(60,000)	-0-	(60,000)
Increase<Decrease> in:
Accounts Payable	11,200	9,725	56,842
Interest Payable	-0-	-0-	5,754

Net Cash Used by Operating Activities	(81,253)	(28,926)	(453,419)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	5,000	10,000	63,000
Proceeds Related to Issuance of Common Stock	73,333	25,000	395,833

Cash Provided by Financing Activities	78,333	35,000	458,833

Net Increase <Decrease> in Cash	(2,920)	6,074	5,414

Cash at Beginning of Period	8,334	6,338	-0-

Cash at End of Period	$5,414	$12,412	$5,414

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Greenlite Ventures Inc. was incorporated on December 21, 2000 in the state of Nevada. The Company acquires and develops mineral rights and markets carbon offsets.

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

Marketing Rights
Exclusive marketing rights are capitalized as incurred. These rights are periodically reviewed for impairment.

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended September 30, 2010 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LOANS FROM RELATED PARTIES

On December 7, 2007, the Company obtained loans from two stockholders totaling $9,000. These loans are non-interest-bearing, short-term loans due on demand, and were obtained to provide working capital and to pay ordinary expenses. During the year ended March 31, 2009, the company obtained additional loans totaling $39,000 under identical terms for similar purposes. During the period ended September 30, 2010, additional loans in the amount of $5,000 were received under identical terms for similar purposes.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $456,015 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On September 11, 2009, the Company received $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of September 30, 2010, and the advance is included as a current liability in the financial statements.

On October 15, 2009, the Company received an additional $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of September 30, 2010, and the advance is included as a current liability in the financial statements.

On July 12, 2010, the Company received an additional $13,333 as an advance on the purchase of 666,650 units under a private placement offering. The shares and the share purchase warrants had not been issued as of September 30, 2010, and the advance is included as a current liability in the financial statements.

On September 1, 2010, the Company also issued 3,000,000 shares in accordance with its marketing agreement with United Nature Inc.

As of September 30, 2010, 2,500,000 shares were in escrow.

NOTE 8 – AGREEMENT WITH UNITED NATURE INC.

On September 1, 2010, the Company entered into a carbon offset marketing agreement dated August 14, 2010 (the “Carbon Offset Marketing Agreement”) with United Nature Inc. (“United Nature”) whereby United Nature granted the Company the exclusive rights to market and sell all carbon offsets generated on Plantations owned by United Nature for a period of ten years. Under the terms of the Carbon Offset Marketing Agreement, we issued 3,000,000 shares of our common stock to be distributed according to the following schedule:

a.	500,000 shares on execution of the agreement;
b.	500,000 shares on the first anniversary of the agreement;
c.	500,000 shares on the second anniversary of the agreement;
d.	500,000 shares on the third anniversary of the agreement;
e.	500,000 shares on the fourth anniversary of the agreement; and
f.	500,000 shares on the fifth anniversary of the agreement.

The term of the agreement commenced on the execution of the agreement and will continue for a period of ten years renewable at the Company’s option for an additional ten years.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

NOTE 8 – AGREEMENT WITH UNITED NATURE INC. – CONTINUED

Proceeds from the sales of carbon offsets will be split 50/50 after deduction of transaction costs incurred by the Company to have the carbon offsets certified by a credible certified verifier. United Nature has also agreed to assist the Company in signing up plantations managed by United Nature and other plantations within the Republic of Panama not owned or managed by United Nature. In such a case the Company will share proceeds with United Nature on the same basis as proceeds from the sale of carbon offsets from plantations owned by United Nature.

If the Company is unable to produce cumulative proceeds for Untied Nature of $100,000 USD by the fifth anniversary of the Carbon Offset Marketing Agreement, United Nature may grant non-exclusive distribution rights to other carbon offset marketers for the remainder of the term. If United Nature grants non-exclusive distribution rights to other carbon offset marketers pursuant to the terms of the Carbon Offset Marketing Agreement, United Nature must return 50% of all securities issued under the Carbon Offset Marketing Agreement to the Company.

United Nature’s Plantation

United Nature is located in the Republic of Panama. They manage sustainable plantations and invest in buying rainforest for conservation. United Nature has today around 900 hectacres of primary rainforest that they protect.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2010	2009	2010	2009	SEPT. 30, 2010

Operating Expenses
Accounting	$7,390	$7,890	$11,860	$12,530	$126,735
Bank Charges	-0-	12	-0-	12	1,014
Cancelled Merger Costs	-0-	-0-	-0-	-0-	6,000
Consulting	-0-	3,000	700	5,000	7,450
Exploration and Development	-0-	(7,030)	-0-	(7,030)	13,720
Interest	-0-	-0-	-0-	-0-	5,754
Legal	7,917	14,437	11,319	21,087	172,093
Office Administration	3,850	2,250	6,100	4,500	55,072
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	1,651	913	2,224	1,461	32,757
Rent	375	150	750	750	23,300
Telephone	225	225	450	225	3,826
Travel & Entertainment	-0-	116	-0-	116	4,294

Total Operating Expenses	$21,408	$21,963	$33,403	$38,651	$456,015

See Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

We are a carbon offsets marketing company. Initially, we intend to sell carbon offsets through our website to voluntary markets where no verification is required. Once we are able to complete the verification process, we will sell verified carbon offsets through other markets. We intend to market and sell Verified Emission Reduction (VER) and Reduced Emissions from Deforestation and Degradation (REDD) carbon offsets through global restoration projects. The offsets will be validated and verified for sale to companies, foundations, and other entities that, for branding, policy and corporate social responsibility reasons, wish to offset their carbon footprints to support climate change mitigation efforts. Our focus is on reforestation, ideally with generators, similar to United Nature Inc. who provide work opportunities and benefits to the indigenous people.

Agreement with United Nature Inc.

On September 1, 2010, we entered into a carbon offset marketing agreement dated for reference August 14, 2010 (the “Carbon Offset Marketing Agreement”) with United Nature Inc. (“United Nature”) whereby United Nature granted us, the exclusive rights to market an sell all carbon offsets generated on Plantations owned by United Nature for a period of ten years. Under the terms of the Carbon Offset Marketing Agreement, we issued 3,000,000 shares of our common stock to be distributed according to the following schedule:

i.	500,000 shares on execution of the agreement;
ii.	500,000 shares on the first anniversary of the agreement;
iii.	500,000 shares on the second anniversary of the agreement;
iv.	500,000 shares on the third anniversary of the agreement;
v.	500,000 shares on the fourth anniversary of the agreement; and
vi.	500,000 shares on the fifth anniversary of the agreement.

The term of the agreement commenced on the execution of the agreement and will continue for a period of ten years renewable at our option for an additional ten years.

Proceeds from the sales of carbon offsets will be split 50/50 after deduction of transaction costs incurred by us to have the carbon offsets certified by a credible certified verifier. United Nature has also agreed to assist us in signing up plantations managed by United Nature and other plantations within the Republic of Panama not owned or managed by United Nature. In such a case we will share net proceeds with United Nature on the same basis as proceeds from the sale of carbon offsets from the plantations owned by United Nature.

If we are unable to produce cumulative proceeds for United Nature of $100,000 USD by the fifth anniversary of the Carbon Offset Marketing Agreement, United Nature may grant non-exclusive distribution rights to other carbon offset marketers for the remainder of the term. If United Nature grants non-exclusive distribution rights to other carbon offset marketers pursuant to the terms of the Carbon Offset Marketing Agreement, United Nature must return 50% of all securities issued under the Carbon Offset Marketing Agreement to us.

United Nature’s Plantation

United Nature is located in the Republic of Panama. They manage sustainable plantations and invest in buying rainforest for conservation. United Nature has today around 900 hectares of primary rainforest that they protect.

The location of the project is Canglon Abajo, County of Yaviza, District of Pinogana, Province of Darien, Panama. On the West it borders the Pan American Highway, on the East is the Chucunaque River. All reforested parcels consist of 1 hectare and have access roads of approximately 3 meters wide the trees are planted at 3x3 meter distance (10x10 ft), with 1,111 trees per hectare. The project has been duly registered and approved by ANAM (The Panama Ministry of Natural Resources).

PLAN OF OPERATION

Over the next twelve months, we plan to develop our business as follows:

Develop Website

We are currently constructing a website located at www.greenlitecarboncredits.com to begin initial marketing and networking efforts. We will initially offer non-verified carbon offsets to the voluntary market through our website. In addition, the website will be used to raise awareness for our business and the business model we are implementing. We have already published a basic website to create awareness and we are currently engaged in the process of developing a feature rich website with full transaction processing.

Initiate Calculations

We are currently calculating the carbon offset potential of our initial project by growth and yield data. The carbon potential will be used to calculate revenues while costs will be determined by price of verification, overhead and monitoring costs.

Sale of Non-Verified Offsets

We intend to sell offsets via our website to generate revenue before we have the project verified. However, we plan to verify the offsets as soon as practicable as verified offsets command a premium.

Verification

We will obtain a review by a third party verifier. The verification process is required only once per project. Depending on the size and location of the project the monitoring requirements may vary slightly. The reasons for variation are due to access, species diversity, and forest risks including pests, pathogens and fire. In a forest-based carbon offsetting project all the credits are procured and registered for sale once the project have been verified.

Sale of Offsets

Once the carbon offsets have been verified we will have the ability to sell verified carbon offsets associated with the project. At present our website is not yet complete and we have no buyers for potential carbon offsets. There is no guarantee we will be able to source a buyer at a secured price to achieve profitable operations. If we are unable to find a suitable buyer for our potential carbon offsets our business may fail.

Our business is subject to risks inherent in a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

Our cash on hand as of September 30, 2010 is $5,414. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended			Six Months Ended
	September 30		Percentage	September 30		Percentage
			Increase /			Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(21,408)	(21,963)	(2.5)%	(33,403)	(38,651)	(13.6)%

Net Loss	$(21,408)	$(21,963)	(2.5)%	$(33,403)	$(38,651)	(13.6)%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Expenses

Our operating expenses for the three and six months ended September 30, 2010 and 2009 are outlined in the table below:

	Three Months Ended			Six Months Ended
	September 30		Percentage	September 30		Percentage
			Increase /			Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Accounting	$7,390	$7,890	(6.3)%	$11,860	$12,530	(5.3)%
Bank Charges	-	12	(100)%	-	12	(100)%
Consulting	-	3,000	(100)%	700	5,000	(86)%
Exploration and Development	-	(7,030)	(100)%	-	(7,030)	(100)%
Legal	7,917	14,437	(45.2)%	11,319	21,087	(46.3)%
Office Administration	3,850	2,250	71.1%	6,100	4,500	35.6%
Regulatory Expenses	1,651	913	80.8%	2,224	1,461	52.2%
Rent	375	150	150%	750	750	n/a
Telephone	225	225	n/a	450	225	100%
Travel & Entertainment	-	116	(100)%	-	116	(100)%
TOTAL	$21,408	$21,963	(2.5)%	$33,403	$38,651	(13.6)%

The slight decrease in expenses are primarily a result of a decrease in accounting, consulting and legal expenses. These amounts were partially offset by an increases in office administration and regulatory expenses.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Exchange Act.

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2010	At March 31, 2010	Increase / (Decrease)
Current Assets	$5,414	$9,284	41.7%
Current Liabilities	(188,929)	(159,396)	18.5%
Working Capital Deficit	$(183,515)	$(150,112)	22.2%

Cash Flows
	Six Months Ended
	September 30, 2010	September 30, 2009
Net Cash Used in Operating Activities	$(81,253)	$(28,926)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	78,333	35,000
Net Increase (Decrease) in Cash During Period	$(2,920)	$6,074

The increase in our working capital deficit at September 30, 2010 from our year ended March 31, 2010 is primarily due to an increase in loans from related parties and accounts payable due to our lack of capital to meet our ongoing operating costs.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

On June 2, 2009, our sole director approved a private placement offering of up to 5,000,000 units at a price of $0.02 US per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.05 US per share exercisable for a period of two years from the date the units are issued. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As of September 30, 2010, we had received proceeds of $63,333 US under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2010 (the “2010 Annual Report”) filed with the SEC on July 14, 2010.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended September 30, 2010 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

We are at risk to changes in domestic and international carbon policy.

The supply and demand fundamentals of carbon offsets are determined by governments and international consortiums and are beyond the our control. Our ability to continue operations will be dependent on the level of adoption and observance of the Kyoto Protocol, the post Kyoto Protocol environment and other initiatives aimed at reducing greenhouse gas emissions. Changes in government and corporate priorities as a result of government deficits, domestic industries or as a result of changes in the prevailing views concerning the impact of greenhouse gases on climate change could adversely affect the observance of the Kyoto Protocol, the adoption of successor protocols, and corporate initiatives.

If we are unable to identify and contract with sufficient and suitable carbon offset generators or our business will fail

In order to achieve our business model we need to contract with organizations that generate a substantial amount of carbon offsets. If we are unable to contract with suitable generators our business will fail.

If we are unable to find a suitable buyer for carbon offsets our business will fail.

The carbon offsets we intend to produce and sell are voluntary. Buyers of voluntary credits are not bound to purchase due to government regulations or international agreements. Buyers of voluntary credits purchase because they believe it is the socially responsible thing to do or in order to increase corporate image. The market for voluntary credits is still in the development stages. If we are unable to capture a portion of this relatively small market our business will fail.

Our sole executive officer and director, Howard Thomson, does not have experience in the forest restoration and carbon industry.

Howard Thomson, our sole executive officer and director, has no experience in the industry of ecosystem restoration and carbon credit validation. Because of his lack of expertise there is a chance that he will not be able to foresee and plan for all the uncertainties in the marketplace or have the required capacity to implement our plan of operation.

If prices of forest-based carbon offsets drop substantially our business could fail.

The principle factors affecting our revenues are factors which affect the price of carbon offsets and are beyond our control. The actual market price of carbon offsets fluctuates drastically. If prices were to fall substantially our business could fail.

We are at risk to changes in regulations and verifications that could negatively affect our profitability.

The processes by which carbon offsets are created and verified are subject to change and beyond our control. Governments, lobby groups, private firms, and Environmental Non-Government Organizations "ENGO's" all work to create a more efficient and accountable system to bring carbon offsets available for market and to assure validity. As the industry matures the regulatory environment will as well. These changes could become more demanding in terms of time and costs and negatively affect our profitability.

We are subject to currency fluctuations that could negatively affect our profitability.

Our profitability may be adversely affected by fluctuations in the rate of exchange of the Canadian dollar and other currencies we may do business in. The company at this time does not expect to hedge against currency fluctuations and changes in exchange rates are beyond our control.

We operate in a competitive industry and will compete against other company's that could negatively affect our profitability.

The carbon credit industry is a competitive industry. We will compete with numerous other participants in the search for, and the acquisition of, properties and in the marketing of the sale of carbon offsets. Our competitors will include companies that have substantially greater financial resources, staff and facilities than those of the Company.

Projects will be at risk of fire, pests and diseases.

Our assets will be made up of the environmental rights attached to carbon stocks in forests. Forests are at risk to damage from fire, pests and diseases. The company will implements strategies including fuels management, species composition management and pathogen assessments as part of routine monitoring procedures but often forces of nature are outside the control of the company and could require the company to incur losses in order to replace lost carbon stocks.

We may not be able to obtain additional financing.

As at September 30, 2010, we had cash on hand of $5,414 and a working capital deficit of $183,515. As such, we will require substantial additional financing in order to continue as a going concern. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects we are able to procure. Specific costs include but are not limited to the following:

  Travel and project selection
  Feasibility studies
  Consultants Registration and Validation Project Implementation
  Measurement and Monitoring Marketing Sale Efforts

The amount of each of the specific costs described above will vary based on the project size, type and location. Reforestation projects have higher costs than do REDD projects due to the need to physically prepare and plant the site.

In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan. If sufficient financing is not available or obtainable, we may not be able to continue as a going concern and investors may lose a substantial portion or all of their investment.

On June 2, 2009, our sole director approved a private placement offering of up to 5,000,000 units at a price of $0.02 US per unit, with each unit consisting of one share of our common stock and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional share of our common stock at a price of $0.05 US per share exercisable for a period of two years from the date the units are issued. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. There is no assurance that the offering will be completed.

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

Because our sole executive officer and director, Howard Thomson, owns 34.7% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Thomson are inconsistent with the best interests of other stockholders.

Howard Thomson, our sole executive officer and director, controls 34.7% of the issued and outstanding shares of our common stock. The interests of Mr. Thomson may not be, at all times, the same as those of other shareholders. Since Mr. Thomson is not simply a passive investor but is also our active executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Thomson exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Thomson will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. Thomson may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Management Consulting Agreement with Howard Thomson.(3)
10.2	Carbon Offset Marketing Agreement between the Company and United Nature Inc. dated for reference August 14, 2010.(4)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:
(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	November 22, 2010	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)