Form 10-Q
period 2010-12-31
GREENLITE VENTURES INC
filed 2011-02-14
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 14, 2011, the Issuer had 14,366,666 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2010 are not necessarily indicative of the results that can be expected for the year ending March 31, 2011.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	December 31,	March 31,
	2010	2010

Current Assets
Cash	$14,887	$8,334
Prepaid Expenses	-0-	950

Total Current Assets	14,887	9,284

Other Asset – Marketing Rights	60,000	-0-

TOTAL ASSETS	$74,887	$9,284

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$59,806	$45,642
Loans from Related Parties	63,000	58,000
Interest Payable	5,754	5,754
Stock Subscription Payable	83,333	50,000

Total Current Liabilities	211,893	159,396

Long Term Debt	-0-	-0-

Stockholders' Equity
Common Stock, $0.001 par value 100,000,000 shares authorized, 14,366,666 and 11,366,666 shares issued, respectively	14,366	11,366
Additional Paid in Capital	318,134	261,134
Deficit Accumulated during the Exploration Stage	(469,506)	(422,612)

Total Stockholders' Equity/(Deficit)	(137,006)	(150,112)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$74,887	$9,284

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2010	2009	2010	2009	DEC. 31, 2010
Revenues	$0	$0	$0	$0	$0
Operating Expenses	(13,491)	(13,907)	(46,894)	(52,558)	(469,506)
Loss Before Provision for Income Taxes	(13,491)	(13,907)	(46,894)	(52,558)	(469,506)
Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)
Net Loss	(13,491)	(13,907)	(46,894)	(52,558)	(469,506)
Accumulated Deficit, Beginning of Period	(456,015)	(393,406)	(422,612)	(354,755)	0
Accumulated Deficit, End of Period	$(469,506)	$(407,313)	$(469,506)	$(407,313)	$(469,506)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)
Weighted Average Shares Outstanding	12,366,666	11,366,666	11,866,666	11,366,666	9,039,743

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) - CONTINUED
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances, March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued $0.075 per share September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended March 31, 2006	----	----	----	(49,089)	(49,089)

Balances, March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended March 31, 2007	----	----	----	(52,274)	(52,274)

Balances, March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances, March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Balances, March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255)

Net Loss, Period Ended March 31, 2010	----	----	----	(67,857)	(67,857)

Balances, March 31, 2010	11,366,666	$11,366	$261,134	$(422,612)	$(150,112)

Common Stock Issued $0.02 per share September 1, 2010	3,000,000	3,000	57,000	----	60,000

Net Loss, Period Ended December 31, 2010	----	----	----	(46,894)	(46,894)

Balances, December 31, 2010	14,366,666	$14,366	$318,134	$(469,506)	$(137,006)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	INCEPTION to
	DEC. 31, 2010	DEC. 31, 2009	DEC. 31, 2010

Cash Flows from Operating Activities:

Net Loss	$(46,894)	$(52,558)	$(469,506)

Adjustments to Reconcile Net Income to Net Cash Provided/ (Used) by Operating Activities:
(Increase)Decrease in:
Prepaid Expenses	950	(6,000)	-0-
Other Asset – Marketing Rights	(60,000)	-0-	(60,000)
Increase (Decrease) in:
Accounts Payable	14,164	8,855	59,806
Interest Payable	-0-	-0-	5,754

Net Cash Used by Operating Activities	(91,780)	(49,703)	(463,946)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	5,000	10,000	63,000
Proceeds Related to Issuance of Common Stock	93,333	50,000	415,833

Cash Provided by Financing Activities	98,333	60,000	478,833

Net Increase (Decrease) in Cash	6,553	10,297	14,887

Cash at Beginning of Period	8,334	6,338	-0-

Cash at End of Period	$14,887	$16,635	$14,887

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $469,506 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On September 11, 2009, the Company received $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of December 31, 2010, and the advance is included as a current liability in the financial statements.

On October 15, 2009, the Company received an additional $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of December 31, 2010, and the advance is included as a current liability in the financial statements.

On July 12, 2010, the Company received an additional $13,333 as an advance on the purchase of 666,650 units under a private placement offering. The shares and the share purchase warrants had not been issued as of December 31, 2010, and the advance is included as a current liability in the financial statements.

On September 1, 2010, the Company also issued 3,000,000 shares in accordance with its marketing agreement with United Nature Inc.

As of December 31, 2010, 2,500,000 shares were in escrow.

On October 18, 2010, the Company received an additional $20,000 as an advance under a private placement offering that was dated June 16, 2010. The shares and the share purchase warrants had not been issued as of December 31, 2010, and the advance is included as a current liability in the financial statements.

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

United Nature’s Plantation

United Nature is located in the Republic of Panama. They manage sustainable teak plantations and invest in buying rainforest for conservation. The location of the project is Canglon Abajo, County of Yaviza, District of Pinogana, Providence of Darien, Panama. On the West, it borders the Pan American Highway, on the East is the Chucunaque River.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2010	2009	2010	2009	DEC. 30, 2010

Operating Expenses
Accounting	$3,960	$3,920	$15,820	$16,450	$130,695
Bank Charges	43	52	43	64	1,057
Cancelled Merger Costs	-0-	-0-	-0-	-0-	6,000
Consulting	-0-	-0-	700	5,000	7,450
Exploration and Development	-0-	-0-	-0-	(7,030)	13,720
Interest	-0-	-0-	-0-	-0-	5,754
Legal	5,093	5,447	16,412	26,534	177,186
Office Administration	2,250	2,250	8,350	6,750	57,322
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	1,445	1,323	3,669	2,784	34,202
Rent	375	375	1,125	1,125	23,675
Telephone	225	450	675	675	4,051
Travel & Entertainment	100	90	100	206	4,394

Total Operating Expenses	$13,491	$13,907	$46,894	$52,558	$469,506

See Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

United Nature’s Plantations

United Nature is located in the Republic of Panama. They manage sustainable teak plantations and invest in buying rainforest for conservation. United Nature has around 900 hectares of primary rainforest that they protect. United Nature is providing lumber from sustainable sources, in order to help save natural forests devastated by clear cut deforestation. United Nature employs indigenous peoples at the plantations, thus providing economic opportunities to them.

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

PLAN OF OPERATION

Over the next twelve months, we plan to develop our business as follows:

Engage Consultants

We have engaged a consulting firm that specializes in overseeing the design and implementation of greenhouse gas reduction/sustainability plans, and managing the generation of carbon and renewable energy and energy efficiency credits. Through these consultants we hope to determine the eligibility, feasibility and marketing channels available to sell carbon offsets generated by United Nature’s Plantations. We have not entered into any formal agreements with any consultants.

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

Our cash on hand as of December 31, 2010 is $14,887. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Three Months Ended			Nine Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(13,491)	(13,907)	(3.0)%	(46,894)	(52,558)	(10.8)%

Net Loss	$(13,491)	$(13,907)	(3.0)%	$(46,894)	$(52,558)	(10.8)%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Expenses

Our operating expenses for the three and nine months ended December 31, 2010 and 2009 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2010	2009	(Decrease)	2010	2009	(Decrease)
Accounting	$3,960	$3,920	1.0%	$15,820	$16,450	(3.8)%
Bank Charges	43	52	(17.3)%	43	64	(32.8)%
Consulting	-	-	n/a	700	5,000	(86.0)%
Exploration and Development	-	-	n/a	-	(7,030)	(100)%
Legal	5,093	5,447	(6.5)%	16,412	26,534	(38.1)%
Office Administration	2,250	2,250	0.0%	8,350	6,750	23.7%
Regulatory Expenses	1,445	1,323	9.2%	3,669	2,784	31.8%
Rent	375	375	n/a	1,125	1,125	n/a
Telephone	225	450	(50.0)%	675	675	n/a
Travel & Entertainment	100	90	11.1%	100	206	(51.5)%
TOTAL	$13,491	$13,907	(3.0)%	$46,894	$52,558	48.30%

Our operating expenses during the three months ended December 31, 2010 did not change substantially from the three months ended December 31, 2009.

During the nine months ended December 31, 2009 and 2010 our operating expenses decreased from $52,558 to 46,894 respectively. The decrease in operating expenses is primarily a result of decreases in accounting, consulting, exploration and development, and legal expenses. These amounts were partially offset by increases in office administration and regulatory expenses.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Exchange Act.

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services and general expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31, 2010	At March 31, 2010	Increase / (Decrease)
Current Assets	$14,887	$8,334	78.6%
Current Liabilities	(211,893)	(159,396)	32.9%
Working Capital Deficit	$(197,006)	$(151,062)	30.4%

Cash Flows
	Nine Months Ended
	December 31, 2010	December 31, 2009
Net Cash Used in Operating Activities	$(91,780)	$(49,703)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	98,333	60,000
Net Increase (Decrease) in Cash During Period	$6,553	$10,297

The increase in our working capital deficit at December 31, 2010 from our year ended March 31, 2010 is primarily due to an increase in stock subscriptions payable, loans from related parties and accounts payable and accrued expenses due to our lack of capital to meet our ongoing operating costs.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

On June 16, 2010, our sole director approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.02 US per Share for total proceeds of up to $50,000 US. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As of December 31, 2010, we had received proceeds of $20,000 US under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2010 (the “2010 Annual Report”).

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2010 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended December 31, 2010 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

The carbon offsets we initially intend to sell are voluntary. Buyers of voluntary credits are not bound to purchase due to government regulations or international agreements. Buyers of voluntary credits purchase because they believe it is the socially responsible thing to do or in order to increase corporate image. The market for voluntary credits is still in the development stages. If we are unable to capture a portion of this relatively small market our business will fail.

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

As at December 31, 2010, we had cash on hand of $14,887 and a working capital deficit of $197,006. As such, we will require substantial additional financing in order to continue as a going concern. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects we are able to procure. Specific costs include but are not limited to the following:

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

On June 16, 2010, our sole director approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.02 US per Share for total proceeds of up to $50,000 US. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As of December 31, 2010, we had received proceeds of $20,000 US under this offering, but we have not issued any securities under the offering. There are no assurances that any additional units will be sold under the offering.

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

GREENLITE VENTURES INC.

Date:	February 14, 2011	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)