Form 10-K
period 2011-03-31
GREENLITE VENTURES INC
filed 2011-07-14
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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
[   ] Yes     [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:
$971,666 based on a price of $0.25 per share, being the the price at which the common equity was last sold prior to that date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of July 12, 2011, the Registrant had 18,533,316 shares of common stock outstanding.

GREENLITE VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2011

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

Carbon Offset Marketing Business

We intend to generate revenue through the sale of carbon offsets. Carbon offsets will be generated through three separate methods:

Afforestation: Establishing forests on bare or cultivated land that has not been forested in recent history.

Reforestation: Re-growing forests in areas formerly forested that have been harvested.

Reducing emissions from Deforestation and Degradation "REDD": Deforestation refers to direct human-induced, long-term conversion of forests to non-forest land. Degradation refers to gradual, direct human-induced loss of forest carbon stocks.

Through these three methods we intend to generate carbon offsets which represent the carbon consumption capability of the planted and/or protected trees. The carbon offsets will be validated and verified to international standards for sale to various entities.

The carbon offsets are generated through a process called carbon sequestration. Carbon sequestration is the uptake and storage of carbon, especially by trees and plants that absorb carbon dioxide and release oxygen.

We are currently looking to form additional partnerships with other private landowners and municipalities in order to obtain the rights to exclusively market the carbon offsets generated on their property. We intend to do this by bearing all the initial costs of the carbon offset verification and marketing. With private land owners we intend to create partnerships where profit sharing arrangements can be made.

Price of Carbon: According to recent publications forest carbon markets the average weighted price per tonne of CO2 sequestered went for $8.89 per tone. Prices ranged from $1 to $50 with data taken from 78 different forest-based carbon projects located around the world. A typical 21 year old teak tree will have stored just over one metric ton of carbon dioxide and removed almost five metric tons of carbon dioxide from the atmosphere just by growing. When a tree is burnt down for land clearance, or dies and rots, the carbon stored therein is released once more into the atmosphere.

Markets

There are two different markets for the sale of carbon offsets, the Voluntary Market and the Compliance Market.

The Voluntary Market: involves individuals, companies, and organizations who purchase carbon offsets voluntarily to mitigate or neutralize their own greenhouse gas emissions from transportation, electricity use, and other sources. These groups are not obligated to purchase carbon offsets, but choose to for various reasons. Carbon offset products used in voluntary markets are generally referred to as Verified Emissions Reductions (“VER’s”).

The Compliance Market (or regulated market) involves companies, governments or other entities that buy carbon offsets in order to comply with regulations on the total amount of carbon dioxide they are allowed to emit.

Initially, we intend to sell carbon offsets that have not yet been verified through our website that is currently under construction (www.greenlitecarboncredits.com). Once the carbon offsets are verified we will sell them through our website, in private transactions or on a regulated market or exchange.

Competition

The carbon credit industry is a competitive industry. We compete with numerous other participants in the search for properties and in the marketing of the sale of carbon offsets. Our competitors will include companies that have substantially greater financial resources, staff and facilities than those of the Company. Our failure to maintain a competitive position within the market could have a materially adverse effect on our business, financial condition and results of operations.

Government Regulations

The regulatory environment of carbon offsets is presently handled by third party organizations that verify the validity and quality of carbon offsetting projects. In order to sell Verified Emission Reduction credits (“VER's”) and Reduced Emissions from Deforestation and Degradation credits (“REDD's”) we will be required to have a third party verify the project with an onsite visit. We intend to verify any carbon offsets in a reputable standard meant to be applicable regardless of a country's current climate policy, and does not apply restrictions of project types, size, location and crediting period.

The verification process is still in its infancy stages and it is possible this process will become more regulated in the future causing increases in time delays and costs.

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

As at March 31, 2011, we had cash on hand of $8,042 and a working capital deficit of $225,412. As such, we will require substantial additional financing in order to continue as a going concern. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects we are able to procure. Specific costs include but are not limited to the following:

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

On June 16, 2010, our sole director approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.02 US per share. On July 7, 2011, our sole director increased the offering to 10,000,000 shares for total proceeds of up to $200,000. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As at March 31, 2011, we had received proceeds of $83,333 US under this offering. There are no assurances that any additional shares will be sold under the offering.

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

Because our sole executive officer and director, Howard Thomson, owns 26.9% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Thomson are inconsistent with the best interests of other stockholders.

Howard Thomson, our sole executive officer and director, controls 26.9% of the issued and outstanding shares of our common stock. The interests of Mr. Thomson may not be, at all times, the same as those of other shareholders. Since Mr. Thomson is not simply a passive investor but is also our active executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Thomson exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Thomson will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. Thomson may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

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

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol “GLTV." The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

		2011				2010
		High		Low		High		Low
First Quarter ended June 30	$	N/A	$	N/A		$0.05		$0.02
Second Quarter ended September 30		$0.25		$0.25	$	N/A	$	N/A
Third Quarter ended December 31	$	N/A	$	N/A	$	N/A	$	N/A
Fourth Quarter ended March 31	$	N/A	$	N/A	$	N/A	$	N/A

The high and low price quotes of our common stock as set out in the table above are as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Registered Holders Of Our Common Stock

As of July 12, 2011, we had 126 registered shareholders and 18,533,316 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Recent Sales Of Unregistered Securities

On July 11, 2011, we issued 4,166,650 shares of our common stock for total proceeds of 83,333. The shares were issued pursuant to Regulation S of the Securities Act. Each investor represented that they were not a US person as defined in Regulation S, and that it they were not acquiring the Company’s securities for the account or benefit of a US person.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PLAN OF OPERATION

Over the next twelve months, we plan to develop our business as follows:

Engage Consultants

We are looking to engage consulting firms that specializes in overseeing the design and implementation of greenhouse gas reduction/sustainability plans, and managing the generation of carbon and renewable energy and energy efficiency credits. Through these consultants we hope to determine the eligibility, feasibility and marketing channels available to sell carbon offsets generated by United Nature’s Plantations. We have not entered into any formal agreements with any consultants.

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

Our cash on hand as of March 31, 2011 is $8,042. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	March 31, 2011	March 31, 2010	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(69,050)	(67,857)	1.8%
Net Loss	$(69,050)	$(67,857)	1.8%

Revenue

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Operating Expenses

Our operating expenses for the years ended March 31, 2011 and 2010 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	March 31, 2011	March 31, 2010	Increase / (Decrease)
Accounting	$19,740	$20,370	(3.1)%
Bank Charges	43	64	(32.8)%
Cancelled Merger Costs	-	6,000	(100.0)%
Consulting	700	5,000	(86.0)%
Exploration and Development	-	(7,030)	(100.0)%
Legal	26,684	28,565	(6.7)%
Office Administration	10,600	9,000	17.8%
Regulatory Expenses	5,033	3,181	58.2%
Rent	1,500	1,500	n/a
Telephone	900	900	n/a
Travel and Entertainment	100	307	(67.4)%
Total Expenses	$69,050	$67,857	1.8%

The increase in expenses is primarily a result of increases in office administration and regulatory expenses. These amounts were partially offset by decreases in accounting, cancelled merger costs, consulting, exploration and development, legal, and travel and entertainment.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Exchange Act.

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2011	At March 31, 2010	Increase / (Decrease)
Current Assets	$8,042	$9,284	(13.4)%
Current Liabilities	(223,454)	(159,396)	40.2%
Working Capital Deficit	$(215,412)	$(150,112)	43.5%

Cash Flows
	Year Ended	Year Ended
	March 31, 2011	March 31, 2010
Cash Flows used in Operating Activities	$(38,625)	$(58,004)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	38,333	60,000
Net Increase in Cash During Period	$(292)	$1,996

The increase in our working capital deficit at March 31, 2011 from our year ended March 31, 2010 is primarily due to: (i) an increase in accounts payable due to our lack of capital to meet our ongoing operating costs; (ii) the fact we recorded subscriptions payable of $83,333 as the securities had not been issued as at March 31, 2011; and (iii) the fact that we received $9,500 in short term loans. These loans are non-interest bearing and due on demand.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

On June 16, 2010, our sole director approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.02 US per share. On July 7, 2011, our sole director increased the offering to 10,000,000 shares for total proceeds of up to $200,000. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As at March 31, 2011, we had received proceeds of $83,333 US under this offering. There are no assurances that any additional shares will be sold under the offering.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (Sarna & Company, Certified Public Accountants);

2.	Balance Sheets as at March 31, 2011 and March 31, 2010;

3.	Statement of Operations and Accumulated Deficit for the years ended March 31, 2011, March 31, 2010, and for the period from inception on December 21, 2000 to March 31, 2011;

4.	Statement of Changes in Stockholders’ Equity (Deficit) for the period from inception on December 21, 2000 to March 31, 2011;

5.	Statement of Cash Flows for the years ended March 31, 2011, March 31, 2010, and for the period from inception on December 21, 2000 to March 31, 2011; and

6.	Notes to Financial Statements.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS

	MARCH 31,	MARCH 31,
	2011	2010

Current Assets:
Cash	$8,042	$8,334
Prepaid Expenses	-0-	950

Total Current Assets	8,042	9,284

Other Asset – Marketing Rights	56,250	-0-

TOTAL ASSETS	$64,292	$9,284

LIABILITIES AND STOCKHOLDERS' EQUITY/DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$71,367	$45,642
Loans Payable	63,000	58,000
Interest Payable	5,754	5,754
Stock Subscription Agreements	83,333	50,000

Total Current Liabilities	223,454	159,396

Stockholders' Equity/(Deficit):
Common Stock, $0.001 par value 100,000,000 shares authorized, 14,366,666 and 11,366,666 Shares issued, respectively	14,366	11,366
Additional Paid in Capital	318,134	261,134
Deficit Accumulated During The Exploration Stage	(491,662)	(422,612)

Total Stockholders' Equity/(Deficit)	(159,162)	(150,112)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$64,292	$9,284

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

			DEC. 20, 2000
			(Date of Inception)
	YEAR ENDED	YEAR ENDED	to
	MARCH 31, 2011	MARCH 31, 2010	MARCH 31, 2011

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(69,050)	(67,857)	(491,662)

Loss Before Provision for Income Taxes	(69,050)	(67,857)	(491,662)

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	(69,050)	(67,857)	(491,662)

Accumulated Deficit, Beginning of Period	(422,612)	(354,755)	-0-

Accumulated Deficit, End of Period	$(491,662)	$(422,612)	$(491,662)

Net Loss per Share	$(0.01)	$(0.01)	$(0.06)

Weighted Average Shares Outstanding	13,241,666	11,366,666	9,299,593

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) (Continued)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/(Deficit)

Balances March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued $0.075 per share September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended March 31, 2006	----	----	----	(49,089)	(49,089)

Balances March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended March 31, 2007	----	----	----	(52,274)	(52,274)

Balances March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Net Loss, Period Ended March 31, 2010	----	----	----	(67,857)	(67,857)

Balances, March 31, 2010	11,366,666	$11,366	$261,134	$(422,612)	$(150,112)

Common Stock Issued $0.02 per share September 1, 2010	3,000,000	3,000	57,000	----	60,000

Net Loss, Period Ended March 31, 2011	----	----	----	(69,050)	(69,050)

Balances, March 31, 2011	14,366,666	$14,366	$318,134	$(491,662)	$(159,162)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS

			DEC. 20, 2000
	YEAR ENDED	YEAR ENDED	(Date of Inception) to
	MAR 31, 2011	MAR 31, 2010	MARCH 31, 2011
Cash Flows from Operating Activities:
Net Loss	$(69,050)	$(67,857)	$(491,662)
Adjustments to Reconcile Net
Income to Net Cash Provided/ (Used) by Operating Activities:
Amortization (Increase)Decrease in:	3,750	-0-	3,750
Prepaid Expenses Increase(Decrease) in:	950	(950)	-0-
Accounts Payable	25,725	10,803	71,367
Interest Payable	-0-	-0-	5,754

Net Cash Used by Operating Activities	(38,625)	(58,004)	(410,791)

Cash Flows from Investing Activities:	-0-	-0-	-0-

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	5,000	10,000	63,000
Proceeds from Issuance of
Common Stock Subscriptions	33,333	50,000	355,833

Cash Provided by Financing Activities	38,333	60,000	418,833

Net Increase/(Decrease) in Cash	(292)	1,996	8,042

Cash at Beginning of Period	8,334	6,338	-0-

Cash at End of Period	$8,042	$8,334	$8,042

During the year ended March 31, 2011 the company acquired $60,000 of marketing rights by issuing stock

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Greenlite Ventures Inc. was incorporated on December 21, 2000 in the state of Nevada. The Company acquires, develops and markets certain mineral rights and carbon offsets.

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

Exploration Stage Company

In accordance with FASB ASC 915, the Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

Stock-Based Compensation

Stock-based compensation is accounted for using the Equity-Based Payments to Non-Employees Topic of the FASB ASC, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Company determines the value of stock issued at the date of grant. It also determines at the date of grant, the value of stock at fair market value or the value of services rendered (based on contract or otherwise) whichever is more readily determinable.

Shares issued to employees are expensed upon issuance.

Stock based compensation for employees is accounted for using the Stock Based Compensation (FASB ASC Topic 718). The Company uses the fair value method for equity instruments granted to employees and will use the Black Scholes model for measuring the fair value of options, if issued. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the vesting periods.

No stock options have been issued by Greenlite Ventures, Inc.

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

Income Taxes

The Company accounts for its income taxes in accordance with FASB ASC 740, “Accounting for Income Taxes". Under this statement, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

Fair Value of Financial Instruments

FASB ASC 825, “Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

Per Share Information

The Company follows FASB ASC 260 “Earnings Per Share” which establishes standards for the computation, presentation and disclosure requirements for basic and diluted earnings per share for entities with publicly-held common shares and potential common stock issuances. Basic earnings (loss) per share are computed by dividing net income by the weighted average number of common shares outstanding. In computing diluted earnings per share, the weighted average number of shares outstanding is adjusted to reflect the effect of potentially dilutive securities, such as convertible notes, stock options, and warrants. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Subsequent Events

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 855-10 “Subsequent Events”, FASB ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10 applies to both interim financial statements and annual financial statements. FASB ASC 855-10 is effective for interim or annual financial periods ending after June 15, 2009. FASB ASC 855-10 did not have a material impact on these financial statements.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended March 31, 2011 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 3 – LOANS PAYABLE

These loans are non-interest bearing, and are due upon demand.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $491,662 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On September 11, 2009, the Company received $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of March 31, 2011, and the advance is included as a current liability in the financial statements.

On October 15, 2009, the Company received an additional $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of March 31, 2011, and the advance is included as a current liability in the financial statements.

On July 12, 2010, the Company received an additional $13,333 as an advance on the purchase of 666,650 units under a private placement offering. The shares and the share purchase warrants had not been issued as of March 31, 2011, and the advance is included as a current liability in the financial statements.

On October 18, 2010, the Company received an additional $20,000 as an advance under a private placement offering that was dated June 16, 2010. The shares and the share purchase warrants had not been issued as of March 31, 2011, and the advance is included as a current liability in the financial statements.

On September 1, 2010, the Company also issued 3,000,000 shares in accordance with its marketing agreement with United Nature Inc. As of March 31, 2011, 2,500,000 of these shares were in escrow.

NOTE 8 – AGREEMENT WITH UNITED NATURE INC.

On September 1, 2010, the Company entered into a carbon offset marketing agreement dated August 14, 2010 (the “Carbon Offset Marketing Agreement”) with United Nature Inc. (“United Nature”) whereby United Nature granted the Company the exclusive rights to market and sell all carbon offsets generated on Plantations owned by United Nature for a period of ten years. Under the terms of the Carbon Offset Marketing Agreement, the Company issued 3,000,000 shares of common stock to be distributed according to the following schedule:

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

If the Company is unable to produce cumulative proceeds for United Nature of $100,000 USD by the fifth anniversary of the Carbon Offset Marketing Agreement, United Nature may grant non-exclusive distribution rights to other carbon offset marketers for the remainder of the term. If United Nature grants non-exclusive distribution rights to other carbon offset marketers pursuant to the terms of the Carbon Offset Marketing Agreement, United Nature must return 50% of all securities issued under the Carbon Offset Marketing Agreement to the Company.

United Nature’s Plantation

United Nature is located in the Republic of Panama. They manage sustainable teak plantations and invest in buying rainforest for conservation. The location of the project is Canglon Abajo, County of Yaviza, District of Pinogana, Providence of Darien, Panama. On the West, it borders the Pan American Highway, on the East is the Chucunaque River.

Marketing Rights, Net of Amortization

Marketing Rights	$60,000

Less Amortization	(3,750)

Net Marketing Rights	$56,250

NOTE 9 – SUBSEQUENT EVENTS

As of July 11, 2011, all stock had been issued in accordance with the stock subscription agreements in effect at March 31, 2011.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

			DEC. 20, 2000
	YEAR ENDED	YEAR ENDED	(Date of Inception) to
	MARCH 31, 2011	MARCH 31, 2010	MARCH 31, 2011

Operating Expenses
Accounting	$19,740	$20,370	$134,615
Amortization	3,750	-0-	3,750
Bank Charges	43	64	1,057
Cancelled Merger Costs	-0-	6,000	6,000
Consulting	700	5,000	7,450
Exploration & Development	-0-	(7,030)	13,720
Interest	-0-	-0-	5,754
Legal	26,684	28,565	187,458
Office Administration	10,600	9,000	59,572
Property Rights	-0-	-0-	4,000
Regulatory Expenses	5,033	3,181	35,566
Rent	1,500	1,500	24,050
Telephone	900	900	4,276
Travel & Entertainment	100	307	4,394

Total Operating Expenses	$69,050	$67,857	$491,662

See Notes to Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.         CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.         OTHER INFORMATION.

On July 11, 2011, we issued 4,166,650 shares of our common stock for total proceeds of 83,333. The shares were issued pursuant to Regulation S of the Securities Act. Each investor represented that they were not a US person as defined in Regulation S, and that it they were not acquiring the Company’s securities for the account or benefit of a US person.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Howard Thomson	65	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of such reports received by the Company, the Company has determined that the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act:

Name and Principal Position	Number of Late Insider Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
United Nature Inc. Beneficial Holder	None	One	One

ITEM 11.         EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K , and to our directors, during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Howard Thomson(1), CEO, CFO, President, Secretary, Treasurer & Director	2011 2010	$9,000 $9,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$9,000 $9,000

Note:

(1)

On February 16, 2008, we entered into a management consulting agreement with Mr. Thomson, our sole executive officer and director, pursuant to which Mr. Thomson agreed to provide us with consulting services in consideration of which we agreed to pay Mr. Thomson $750 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at March 31, 2011, we did not have any outstanding equity awards.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

We have no equity compensation plans (including individual compensation arrangements) under which our equity securities are authorized for issuance.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 12, 2011 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Security Ownership of Management
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Sole Director	4,980,000 Direct	26.9%
Security Ownership of Certain Beneficial Owners
Common Stock	Gordon King H 65 Eaton Square London, England	2,500,000 Direct	13.4%
Common Stock	United Nature Calle Alberto Navarro, Edif Raphin, piso 3, El Cangrejo, Panama, PO Box 0823-05980 Republic of Panama	3,000,000 Direct	16.1%
Common Stock	Howard Thomson Brookside, Ballymabin Dunmore East, County Waterford Ireland	4,980,000 Direct	26.9%
Common Stock	Jay King 36 Rue du Lac Clarens, 1815 Switzerland	1,033,333 Direct	5.6%

Note:

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of July 12, 2011, there were 18,533,316 shares of the Company’s common stock issued and outstanding.

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

	Year Ended March 31, 2011	Year Ended March 31, 2010
Audit Fees	$9,780	$9,800
Audit-Related Fees	10,840	9,600
Tax Fees	nil	nil
All Other Fees	nil	nil
Total	$20,620	$19,400

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Mineral Claim Purchase Agreement between the Company and Lorrie Ann Archibald dated April 30, 2002.(1)
10.2	Bill of Sale.(1)
10.3	Form of Convertible Note.(3)
10.4	Management Consulting Agreement with John Curtis.(4)
10.5	Management Consulting Agreement with Howard Thomson.(5)
10.6	Carbon Offset Marketing Agreement between the Company and United Nature Inc. dated for reference August 14, 2010.(6)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Notes:

(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 5, 2006.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on November 9, 2007.
(5)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2008.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 8, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	July 14, 2011	By:	/s/ Howard Thomson
HOWARD THOMSON
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 14, 2011	By:	/s/ Howard Thomson
HOWARD THOMSON
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)