Form 10-Q
period 2011-06-30
GREENLITE VENTURES INC
filed 2011-08-22
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
As of August 22, 2011, the Issuer had 18,533,316 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	June 30,	March 31,
	2011	2011

Current Assets
Cash	$5,242	$8,042

Total Current Assets	5,242	8,042

Other Asset – Marketing Rights	52,500	56,250

TOTAL ASSETS	$57,742	$64,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$80,289	$71,367
Loans from Related Parties	63,000	63,000
Interest Payable	5,754	5,754
Stock Subscription Payable	83,333	83,333

Total Current Liabilities	232,376	223,454

Stockholders' Equity
Common Stock, $0.001 par value 100,000,000 shares authorized, 14,366,666 shares issued	14,366	14,366
Additional Paid in Capital	318,134	318,134
Deficit Accumulated during the Exploration Stage	(507,134)	(491,662)

Total Stockholders' Equity/(Deficit)	(174,634)	(159,162)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$57,742	$64,292

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2011	2010	JUNE 30, 2011

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(15,472)	(11,995)	(507,134)

Loss Before Provision for Income Taxes	(15,472)	(11,995)	(507,134)

Provision for Income Taxes	(-0-)	(-0-)	(-0-)

Net Loss	(15,472)	(11,995)	(507,134)

Accumulated Deficit, Beginning of Period	(491,662)	(422,612)	-0-

Accumulated Deficit, End of Period	$(507,134)	$(434,607)	$(507,134)

Net Loss per Share	$(0.01)	$(0.01)	$(0.06)

Weighted Average Shares Outstanding	14,366,666	11,366,666	9,420,238

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) - CONTINUED
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances, March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued $0.075 per share September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended March 31, 2006	----	----	----	(49,089)	(49,089)

Balances, March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended March 31, 2007	----	----	----	(52,274)	(52,274)

Balances, March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances, March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Balances, March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255)

Net Loss, Period Ended March 31, 2010	----	----	----	(67,857)	(67,857)

Balances, March 31, 2010	11,366,666	$11,366	$261,134	$(422,612)	$(150,112)

Common Stock Issued $0.02 per share September 1, 2010	3,000,000	3,000	57,000	----	60,000

Net Loss, Period Ended March 31, 2011	----	----	----	(69,050)	(69,050)

Balances, March 31, 2011	14,366,666	$14,366	$318,134	$(491,662)	$(159,162)

Net Loss, Period Ended June 30, 2011	----	----	----	(15,472)	(15,472)

Balances, June 30, 2011	14,366,666	$14,366	$318,134	$(507,134)	$(174,634)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2011	2010	JUNE 30, 2011

Cash Flows from Operating Activities

Net Loss	$(15,472)	$(11,995)	$(507,134)

Adjustments to Reconcile Net Income to Net Cash Provided/(Used) by Operating Activities:
Amortization	3,750	-0-	7,500
(Increase)Decrease in Prepaid Expenses	-0-	950	-0-
Increase(Decrease) in Accounts Payable	8,922	7,872	80,289
Interest Payable	-0-	-0-	5,754

Net Cash Used by Operating Activities	(2,800)	(3,173)	(413,591)

Cash Flows from Investing Activities	-0-	-0-	-0-

Cash Flows from Financing Activities
Proceeds from Issuance of Debt	-0-	-0-	63,000
Proceeds from Issuance of Common Stock	-0-	-0-	355,833

Net Cash Provided by Financing Activities	-0-	-0-	418,833

Net Increase (Decrease) in Cash	(2,800)	(3,173)

Cash at Beginning of Period	8,042	8,334	-0-

Cash at End of Period	$5,242	$5,161	$5,242

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Greenlite Ventures Inc. was incorporated on December 21, 2000 in the state of Nevada. The Company acquires, develops and markets carbon offsets.

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended June 30, 2011 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $507,134 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On September 11, 2009, the Company received $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of June 30, 2011, and the advance is included as a current liability in the financial statements.

On October 15, 2009, the Company received an additional $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of June 30, 2011, and the advance is included as a current liability in the financial statements.

On July 12, 2010, the Company received an additional $13,333 as an advance on the purchase of 666,650 units under a private placement offering. The shares and the share purchase warrants had not been issued as of June 30, 2011, and the advance is included as a current liability in the financial statements.

On October 18, 2010, the Company received an additional $20,000 as an advance under a private placement offering that was dated June 16, 2010. The shares and the share purchase warrants had not been issued as of June 30, 2011, and the advance is included as a current liability in the financial statements.

On September 1, 2010, the Company also issued 3,000,000 shares in accordance with its marketing agreement with United Nature Inc. As of June 30, 2011, 2,500,000 of these shares were in escrow.

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

Marketing Rights, Net of Amortization

Marketing Rights	$60,000

Less Amortization	(7,500)

Net Marketing Rights	$52,500

NOTE 9 – SUBSEQUENT EVENTS

As of July 11, 2011, all stock had been issued in accordance with the stock subscription agreements in effect at June 30, 2011.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2011	2010	JUNE 30, 2011
Operating Expenses
Accounting	$5,400	$4,470	$140,015
Amortization	3,750	-0-	7,500
Bank Charges	-0-	-0-	1,057
Cancelled Merger Costs	-0-	-0-	6,000
Consulting	-0-	700	7,450
Exploration and Development	-0-	-0-	13,720
Interest	-0-	-0-	5,754
Legal	2,476	3,402	189,934
Office Administration	2,250	2,250	61,822
Property Rights	-0-	-0-	4,000
Regulatory Expenses	996	573	36,562
Rent	375	375	24,425
Telephone	225	225	4,501
Travel & Entertainment	-0-	-0-	4,394

Total Operating Expenses	$15,472	$11,995	$507,134

See Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Agreement with United Nature Inc.

On September 1, 2010, we entered into a carbon offset marketing agreement dated for reference August 14, 2010 (the “Carbon Offset Marketing Agreement”) with United Nature Inc. (“United Nature”) whereby United Nature granted us, the exclusive rights to market an sell all carbon offsets generated on Plantations owned by United Nature for a period of ten years. Under the terms of the Carbon Offset Marketing Agreement, we issued 3,000,000 shares of our common stock to be distributed according to the following schedule:

(i)	500,000 shares on execution of the agreement;

(ii)	500,000 shares on the first anniversary of the agreement;

(iii)	500,000 shares on the second anniversary of the agreement;

(iv)	500,000 shares on the third anniversary of the agreement;

(v)	500,000 shares on the fourth anniversary of the agreement; and

(vi)	500,000 shares on the fifth anniversary of the agreement.

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

If it is found that United Nature intentionally breached the Carbon Offset Marketing Agreement in order to grant similar rights to a third party, we shall be entitled to 50% of all revenues, (less transaction costs) from the sale of Carbon Offsets generated by United Nature until June 30, 2030.

PLAN OF OPERATION

Over the next twelve months, we plan to develop our business as follows:

Engage Consultants

We are looking to engage consulting firms that specialize in overseeing the design and implementation of greenhouse gas reduction/sustainability plans, and managing the generation of carbon and renewable energy and energy efficiency credits. Through these consultants we hope to determine the eligibility, feasibility and marketing channels available to sell carbon offsets generated by United Nature’s Plantations. To date we have not entered into any formal agreements with any consultants.

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

Our cash on hand as of June 30, 2011 is $5,242. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
			Increase /
	June 30, 2011	June 30, 2010	(Decrease)
Revenue	$-	$-	n/a
Expenses	(15,472)	(11,995)	(29.0)%
Net Loss	$(15,472)	$(11,995)	(29.0)%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We and are presently seeking business opportunities in the reforestation and carbon credit trading areas.

Expenses

Our operating expenses for the three months ended June 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Percentage
	June 30, 2011	June 30, 2010	Increase / (Decrease)
Accounting	$5,400	$4,470	20.8%
Consulting	3,750	700	435.7%
Legal	2,476	3,420	(27.6)%
Office Administration	2,250	2,250	n/a
Regulatory Expenses	996	573	73.8%
Rent	375	375	n/a
Telephone	225	225	n/a
Total	$15,472	$11,995	29.0%

The increase in expenses is primarily a result of a increases in accounting, consulting and regulatory expenses. The increase was partially offset by decreases in legal expenses.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Securities Exchange Act of 1934 (the “Exchange Act”).

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2011	At March 31, 2011	Increase / (Decrease)
Current Assets	$5,242	$8,042	(34.8)%
Current Liabilities	(232,376)	(223,454)	4.0%
Working Capital Deficit	$(227,134)	$(215,412)	5.4%

Cash Flows
	Three Months Ended
	June 30, 2011	June 30, 2010
Net Cash Used in Operating Activities	$(2,800)	$(3,173)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	-	-
Net Decrease in Cash During Period	$(2,800)	$(3,173)

The increase in our working capital deficit at June 30, 2011 from our year ended March 31, 2011 is primarily due to an increase in accounts payable and accrued expenses due to our lack of capital to meet our ongoing operating costs.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

On June 16, 2010, our sole director approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.02 US per share. On July 7, 2011, our sole director increased the offering to 10,000,000 shares for total proceeds of up to $200,000 US. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As at June 30, 2011, we had received proceeds of $83,333 US under this offering. There are no assurances that any additional shares will be sold under the offering.

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

ITEM 4.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended June 30, 2011 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

If we are unable to identify and contract with sufficient and suitable carbon offset generators or our business will fail.

In order to achieve our business model we need to contract with organizations that generate a substantial amount of carbon offsets. If we are unable to contract with suitable generators, our business will fail.

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

As at June 30, 2011, we had cash on hand of $5,242 and a working capital deficit of $227,134. As such, we will require substantial additional financing in order to continue as a going concern. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects we are able to procure. Specific costs include but are not limited to the following:

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

On June 16, 2010, our sole director approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.02 US per share. On July 7, 2011, our sole director increased the offering to 10,000,000 shares for total proceeds of up to $200,000 US. The private placement offering will be made to persons who are not “U.S. Persons” as defined in Regulation S. As at June 30, 2011, we had received proceeds of $83,333 US under this offering. There are no assurances that any additional shares will be sold under the offering.

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

GREENLITE VENTURES INC.

Date:	August 22, 2011	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)