Form 10-Q
period 2011-09-30
GREENLITE VENTURES INC
filed 2011-11-21
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
As of November 18, 2011, the Issuer had 24,366,666 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

	(Unaudited)	(Audited)
	September 30,	March 31,
	2011	2011

ASSETS

Current Assets
Cash	$3,818	$8,042

Total Current Assets	3,818	8,042

Other Asset – Marketing Rights	48,750	56,250

TOTAL ASSETS	$52,568	$64,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$42,275	$71,367
Loans from Related Parties	14,500	63,000
Interest Payable	5,754	5,754
Stock Subscription Payable	-0-	83,333

Total Current Liabilities	62,529	223,454

Long Term Debt	-0-	-0-

Stockholders' Equity
Common Stock, $0.001 par value 100,000,000 shares authorized, 24,366,666 shares issued	24,366	14,366
Additional Paid in Capital	508,134	318,134
Deficit Accumulated during the Exploration Stage	(542,461)	(491,662)

Total Stockholders' Equity/(Deficit)	(9,961)	(159,162)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$52,568	$64,292

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2011	2010	2011	2010	SEPT. 30, 2011

Revenues	$0	$0	$0	$0	$0

Operating Expenses	(35,327)	(21,408)	(50,799)	(33,403)	(542,461)

Loss Before Provision for Income Taxes	(35,327)	(21,408)	(50,799)	(33,403)	(542,461)

Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)

Net Loss	(35,327)	(21,408)	(50,799)	(33,403)	(542,461)

Accumulated Deficit, Beginning of Period	(507,134)	(434,607)	(491,662)	(422,612)	0

Accumulated Deficit, End of Period	$(542,461)	$(456,015)	$(542,461)	$(456,015)	$(542,461)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.06)

Weighted Average Shares Outstanding	19,783,325	12,366,666	17,074,996	11,866,666	9,767,829

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) - CONTINUED
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances, March 31, 2006	10,600,000	10,600	171,900	(179,712)	2,788

Net Loss, Period Ended March 31, 2007	----	----	----	(52,274)	(52,274)

Balances, March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances, March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Balances, March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255)

Net Loss, Period Ended March 31, 2010	----	----	----	(67,857)	(67,857)

Balances, March 31, 2010	11,366,666	$11,366	$261,134	$(422,612)	$(150,112)

Common Stock Issued $0.02 per share September 1, 2010	3,000,000	3,000	57,000	----	60,000

Net Loss, Period Ended March 31, 2011	----	----	----	(69,050)	(69,050)

Balances, March 31, 2011	14,366,666	$14,366	$318,134	$(491,662)	$(159,162)

Common Stock Issued $0.02 per share July 11, 2011	4,166,650	4,167	79,166	----	83,333

Common Stock Issued $0.02 per share August 26, 2011	5,833,350	5,833	110,834	----	116,667

Net Loss, Period Ended September 30, 2011	----	----	----	(50,799)	(50,799)

Balances,September 30, 2011	24,366,666	$24,366	$508,134	$(542,461)	$(9,961)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED	INCEPTION to
	SEPT. 30, 2011	SEPT. 30, 2010	SEPT. 30, 2011

Cash Flows from Operating Activities:

Net Loss	$(50,799)	$(33,403)	$(542,461)

Adjustments to Reconcile
Net Income to Net Cash Provided/(Used) by Operating Activities:
Amortization	7,500		11,250
(Increase)Decrease in:
Prepaid Expenses	-0-	950	-0-
Increase (Decrease) in:
Accounts Payable	24,590	11,200	95,957
Interest Payable	-0-	-0-	5,754

Net Cash Used by Operating Activities	(18,709)	(21,253)	(429,500)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	14,485	5,000	77,485
Proceeds Related to Issuance of Common Stock	-0-	13,333	355,833

Cash Provided by Financing Activities	14,485	18,333	433,318

Net Increase (Decrease) in Cash	(4,224)	(2,920)	3,818

Cash at Beginning of Period	8,042	8,334	-0-

Cash at End of Period	$3,818	$5,414	$3,818

Outstanding Loans and Accounts Payable were reduced through stock issuances totaling $116,667.

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

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended September 30, 2011 represents the minimum state income tax expense of the Company, which is not considered significant.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $542,461 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On September 1, 2010, the Company also issued 3,000,000 shares in accordance with its marketing agreement with United Nature Inc. As of September 30, 2011, 2,000,000 of these shares were in escrow.

On July 7, 2011, the Company increased a previously approved private placement offering from 2,500,000 shares of common stock to 10,000,000 shares of common stock at a price of $0.02 US per share.

On July 11, 2011, the Company issued 4,166,650 shares for proceeds of $83,333. On August 26, 2011, the Company issued 5,833,350 shares for proceeds of $116,667. The Company received total proceeds of $200,000, which was used to fund the Company’s business and retire certain corporate indebtedness.

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

Marketing Rights, Net of Amortization

Marketing Rights	$60,000

Less Amortization	(11,250)

et Marketing Rights	$48,750

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 – SUBSEQUENT EVENTS

As of November 15, 2011, all stock had been issued in accordance with the stock subscription agreements in effect through September 30, 2011.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2011	2010	2011	2010	SEPT. 30, 2011

Operating Expenses
Accounting	$12,880	$7,390	$18,280	$11,860	$152,895
Amortization	3,750	-0-	7,500	-0-	11,250
Bank Charges	28	-0-	28	-0-	1,085
Cancelled Merger Costs	-0-	-0-	-0-	-0-	6,000
Consulting	-0-	-0-	-0-	700	7,450
Exploration and Development	-0-	-0-	-0-	-0-	13,720
Interest	-0-	-0-	-0-	-0-	5,754
Legal	10,672	7,917	13,148	11,319	200,606
Office Administration	2,250	3,850	4,500	6,100	64,072
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	5,147	1,651	6,143	2,224	41,709
Rent	375	375	750	750	24,800
Telephone	225	225	450	450	4,726
Travel & Entertainment	-0-	-0-	-0-	-0-	4,394

Total Operating Expenses	$35,327	$21,408	$50,799	$33,403	$542,461

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

Our cash on hand as of September 30, 2011 is $3,818. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended			Six Months Ended
	September 30		Percentage	September 30		Percentage
			Increase /			Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(35,327)	(21,408)	65%	(50,799)	(33,403)	52.1%

Net Loss	$(35,327)	$(21,408)	65%	$(50,799)	$(33,403)	52.1%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Expenses

Our operating expenses for the three and six months ended September 30, 2011 and 2010 are outlined in the table below:

	Three Months Ended			Six Months Ended
	September 30		Percentage	September 30		Percentage
			Increase /			Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Accounting	$12,880	$7,390	74.3%	$18,280	$11,860	54.1%
Amortization	3,750	-	100%	7,500	-	100%
Bank Charges	28	-	100%	28	-	100%
Consulting	-	-	n/a	-	700	(100)%
Legal	10,672	7,917	34.8%	13,148	11,319	16.2%
Office Administration	2,250	3,850	(41.6)%	4,500	6,100	(26.2)%
Regulatory Expenses	5,147	1,651	211.8%	6,143	2,224	176.2%
Rent	375	375	n/a	750	750	n/a
Telephone	225	225	n/a	450	450	n/a
TOTAL	$35,327	$21,408	65%	$50,799	$33,403	52.1%

The increase in expenses is primarily a result of increases in accounting, amortization, bank charges, legal and regulatory expenses. These amounts were partially offset by a decrease in office administration expenses.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Exchange Act.

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At September 30, 2011	At March 31, 2011	Increase / (Decrease)
Current Assets	$3,818	$8,042	(52.5)%
Current Liabilities	(62,529)	(223,454)	(72.0)%
Working Capital Deficit	$(58,711)	$(215,412)	(72.7)%

Cash Flows
	Six Months Ended
	September 30, 2011	September 30, 2010
Net Cash Used in Operating Activities	$(18,709)	$(21,253)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	14,485	18,333
Net Increase (Decrease) in Cash During Period	$(4,224)	$(2,920)

The decrease in our working capital deficit at September 30, 2011 from our year ended March 31, 2011 is primarily due to the fact that we completed our foreign private placement financings which resulted in the decrease in stock subscriptions payable. The funds from the private placement were also used to retire corporate indebtedness resulting in decreases in accounts payable and accrued expenses and loans payable to related parties.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

On June 16, 2010, our sole director approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.02 US per share. On July 7, 2011, our sole director increased the offering to 10,000,000 shares at a price of $0.02 US per share. On July 11, 2011, we issued 4,166,650 shares for total proceeds of $83,333. On August 26, 2011, we issued 5,833,350 shares for proceeds of $116,667 completing the second and final tranche of this private placement offering. Both of these issuances were completed pursuant to the provisions of Regulation S of the Securities Act of 1933 (the "Act"). We did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Act and that they were not acquiring the shares for the account or benefit of a US person. We received total proceeds of $200,000, which will be used to fund our business and retire corporate indebtedness.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2011 (the “2011 Annual Report”) filed with the SEC on July 14, 2011.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended September 30, 2011 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

As at September 30, 2011, we had cash on hand of $3,818 and a working capital deficit of $58,711. As such, we will require substantial additional financing in order to continue as a going concern. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects we are able to procure. Specific costs include but are not limited to the following:

•	Travel and project selection
•	Feasibility studies
•	Consultants Registration and Validation Project Implementation
•	Measurement and Monitoring Marketing Sale Efforts

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

Because our sole executive officer and director, Howard Thomson, owns 20.4% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Thomson are inconsistent with the best interests of other stockholders.

Howard Thomson, our sole executive officer and director, controls 20.4% of the issued and outstanding shares of our common stock. The interests of Mr. Thomson may not be, at all times, the same as those of other shareholders. Since Mr. Thomson is not simply a passive investor but is also our active executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Thomson exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, Mr. Thomson will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. Thomson may also have the effect of delaying, deferring or preventing a change in control of Greenlite which may be disadvantageous to minority shareholders.

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

None.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS.

Exhibit
Number	Description of Exhibits

3.1	Articles of Incorporation.(1)

3.2	Bylaws, as amended.(1)

10.1	Management Consulting Agreement with Howard Thomson.(3)

10.2	Carbon Offset Marketing Agreement between the Company and United Nature Inc. dated for reference August 14, 2010.(4)

14.1	Code of Ethics.(2)

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLITE VENTURES INC.

Date: November 21, 2011	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)