Form 10-Q
period 2011-12-31
GREENLITE VENTURES INC
filed 2012-02-14
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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
Yes [ ]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of February 10, 2012, the Issuer had 24,366,666 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that can be expected for the year ending March 31, 2012.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	December 31,	March 31,
	2011	2011

Current Assets
Cash	$172	$8,042

Total Current Assets	172	8,042

Other Asset – Marketing Rights	45,000	56,250

TOTAL ASSETS	$45,172	$64,292

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$49,518	$71,367
Loans from Related Parties	19,500	63,000
Interest Payable	5,754	5,754
Stock Subscription Payable	-0-	83,333

Total Current Liabilities	74,772	223,454

Long Term Debt	-0-	-0-

Stockholders' Equity
Common Stock, $0.001 par value
100,000,000 shares authorized, 24,366,666 and 14,366,666 shares issued, respectively	24,366	14,366
Additional Paid in Capital	508,134	318,134
Deficit Accumulated during the Exploration Stage	(562,100)	(491,662)

Total Stockholders' Equity/(Deficit)	(29,600)	(159,162)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$45,172	$64,292

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2011	2010	2011	2010	DEC. 31, 2011
Revenues	$0	$0	$0	$0	$0

Operating Expenses	(19,639)	(13,491)	(70,438)	(46,894)	(562,100)

Loss Before Provision for Income Taxes	(19,639)	(13,491)	(70,438)	(46,894)	(562,100)

Provision for Income Taxes	(0)	(0)	(0)	(0)	(0)

Net Loss	(19,639)	(13,491)	(70,438)	(46,894)	(562,100)

Accumulated Deficit, Beginning of Period	(542,461)	(456,015)	(491,662)	(422,612)	0

Accumulated Deficit, End of Period	$(562,100)	$(469,506)	$(562,100)	$(469,506)	$(562,100)

Net Loss per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.05)

Weighted Average Shares Outstanding	24,366,666	12,366,666	19,505,552	11,866,666	10,334,496

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) - CONTINUED
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances, March 31, 2005	9,800,000	9,800	112,700	(130,623)	(8,123)

Common Stock Issued $0.075 per share September 29, 2005	800,000	800	59,200	----	60,000

Net Loss, Period Ended March 31, 2006	----	----	----	(49,089)	(49,089)

Balances, March 31, 2006	10,600,000	$10,600	$171,900	$(179,712)	$2,788

Net Loss, Period Ended March 31, 2007	----	----	----	(52,274)	(52,274)

Balances, March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances, March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Balances, March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255)

Net Loss, Period Ended March 31, 2010	----	----	----	(67,857)	(67,857)

Balances, March 31, 2010	11,366,666	$11,366	$261,134	$(422,612)	$(150,112)

Common Stock Issued $0.02 per share September 1, 2010	3,000,000	3,000	57,000	----	60,000

Net Loss, Period Ended March 31, 2011	----	----	----	(69,050)	(69,050)

Balances, March 31, 2011	14,366,666	$14,366	$318,134	$(491,662)	$(159,162)

Common Stock Issued $0.02 per share July 11, 2011	4,166,650	4,167	79,166	----	83,333

Common Stock Issued $0.02 per share August 26, 2011	5,833,350	5,833	110,834	----	116,667

Net Loss, Period Ended December 31, 2011	----	----	----	(70,438)	(70,438)

Balances,December 30, 2011	24,366,666	$24,366	$508,134	$(562,100)	$(29,600)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	INCEPTION to
	DEC. 31, 2011	DEC. 31, 2010	DEC. 31, 2011

Cash Flows from Operating Activities:

Net Loss	$(70,438)	$(46,894)	$(562,100)

Adjustments to Reconcile Net Income to Net Cash Provided/ (Used) by Operating Activities: (Increase)Decrease in:
Amortization	11,250	-0-	15,000
Prepaid Expenses	-0-	950	-0-
Increase(Decrease) in:
Accounts Payable	31,833	14,164	103,200
Interest Payable	-0-	-0-	5,754

Net Cash Used by Operating Activities	(27,355)	(31,780)	(438,146)

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt	19,485	5,000	82,485
Proceeds Related to Issuance of Common Stock	-0-	33,333	355,833

Cash Provided by Financing Activities	19,485	38,333	438,318

Net Increase (Decrease) in Cash	(7,870)	6,553	172

Cash at Beginning of Period	8,042	8,334	-0-

Cash at End of Period	$172	$14,887	$172

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $562,100 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Marketing Rights, Net of Amortization

Marketing Rights	$60,000
Less Amortization	(15,000)
Net Marketing Rights	$45,000

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER 31,		DECEMBER 31,		INCEPTION to
	2011	2010	2011	2010	DEC. 30, 2011

Operating Expenses
Accounting	$4,270	$3,960	$22,550	$15,820	$157,165
Amortization	3,750	-0-	11,250	-0-	15,000
Bank Charges	-0-	43	28	43	1,085
Cancelled Merger Costs	-0-	-0-	-0-	-0-	6,000
Consulting	-0-	-0-	-0-	700	7,450
Exploration and Development	-0-	-0-	-0-	-0-	13,720
Interest	-0-	-0-	-0-	-0-	5,754
Legal	6,560	5,093	19,708	16,412	207,166
Office Administration	2,250	2,250	6,750	8,350	66,322
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	2,209	1,445	8,352	3,669	43,918
Rent	375	375	1,125	1,125	25,175
Telephone	225	225	675	675	4,951
Travel & Entertainment	-0-	100	-0-	100	4,394

Total Operating Expenses	$19,639	$13,491	$70,438	$46,894	$562,100

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

We are currently in final stages of developing our website. Our basic corporate website has now been replaced with a consumer oriented website. As a result we will no longer be posting any investor information on our website. Once the website development is finished the infrastructure will be in place for consumers to calculate their carbon usage and purchase non-verified offsets.

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

Develop Website

We are in the final stages of construction on our website located at www.greenlitecarboncredits.com. We will initially offer non-verified carbon offsets to the voluntary market through our website. Our basic corporate website has now been replaced with a consumer oriented website. As a result we will no longer be posting any investor information on our website. Once the website development is finished the infrastructure will be in place for consumers to calculate their carbon usage and purchase non-verified offsets.

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

Our cash on hand as of December 31, 2011 is $172. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Three Months Ended			Nine Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a
Expenses	(19,639)	(13,491)	45.6%	(70,438)	(46,894)	50.2%

Net Loss	$(19,639)	$(13,491)	45.6%	$(70,438)	$(46,894)	50.2%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Expenses

Our operating expenses for the three and nine months ended December 31, 2011 and 2010 are outlined in the table below:

	Three Months Ended		Percentage	Nine Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2011	2010	(Decrease)	2011	2010	(Decrease)
Accounting	$4,270	$3,960	7.8%	$22,550	$15,820	42.2%
Amortization	$3,750	-	100.0%	$11,250	-	100.0%
Bank Charges	-	43	(100.0)%	28	43	(34.9)%
Consulting	-	-	n/a	-	700	(100.0)%
Legal	6,560	5,093	28.8%	19,708	16,412	20.1%
Office Administration	2,250	2,250	0.0%	6,750	8,350	(19.2)%
Regulatory	2,209	1,445		8,352	3,669
Expenses			52.9%			127.6%
Rent	375	375	0.0%	1,125	1,125	0.0%
Telephone	225	225	0.0%	675	675	0.0%
Travel &
Entertainment	-	100	(100.0)%	-	100	(100.0)%
TOTAL	$19,639	$13,491	45.6%	$70,438	$46,894	50.2%

Our operating expenses during the three months ended December 31, 2010 and 2011 increased from $13,491 to $19,639 respectively. The increase in operating expenses is primarily a result of increases in accounting, legal, and regulatory expenses.

During the nine months ended December 31, 2010 and 2011, our operating expenses increased from $46,894 to 70,438 respectively. The increase in operating expenses is primarily a result of increases in accounting, legal and regulatory expenses. These amounts were partially offset by decreases in bank charges, consulting, office administration and travel and entertainment expenses.

Accounting and legal expenses primarily relate to costs in connection with meeting our reporting requirements under the Exchange Act.

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services and general expenses.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At December 31, 2011	At March 31, 2011	Increase / (Decrease)
Current Assets	$172	$8,042	(97.9)%
Current Liabilities	(74,772)	(223,454)	(66.5)%
Working Capital Deficit	$(74,600)	$(215,412)	(65.4)%

Cash Flows

	Nine Months Ended
	December 31, 2011	December 31, 2010
Net Cash Used in Operating Activities	$(27,355)	$(31,780)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	19,485	38,333
Net Increase (Decrease) in Cash During Period	$(7,870)	$6,553

The decrease in our working capital deficit at December 31, 2011 from our year ended March 31, 2011 is primarily due to the fact that we completed our foreign private placement financings which resulted in the decrease in stock subscriptions payable. The funds from the private placement were also used to retire corporate indebtedness resulting in decreases in accounts payable and accrued expenses and loans payable to related parties.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

On June 16, 2010, our sole director approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.02 US per share. On July 7, 2011, our sole director increased the offering to 10,000,000 shares at a price of $0.02 US per share. On July 11, 2011, we issued 4,166,650 shares for total proceeds of $83,333. On August 26, 2011, we issued 5,833,350 shares for proceeds of $116,667 completing the second and final tranche of this private placement offering. Both of these issuances were completed pursuant to the provisions of Regulation S of the Securities Act of 1933 (the "Act"). We did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Act and that they were not acquiring the shares for the account or benefit of a US person. We received total proceeds of $200,000 under this offering.

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

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2011 (the “2011 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2011 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended December 31, 2011 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

As at December 31, 2011, we had cash on hand of $172 and a working capital deficit of $74,600. As such, we will require substantial additional financing in order to continue as a going concern. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects we are able to procure. Specific costs include but are not limited to the following:

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

On June 16, 2010, our sole director approved a private placement offering of up to 2,500,000 shares of our common stock at a price of $0.02 US per share. On July 7, 2011, our sole director increased the offering to 10,000,000 shares at a price of $0.02 US per share. On July 11, 2011, we issued 4,166,650 shares for total proceeds of $83,333. On August 26, 2011, we issued 5,833,350 shares for proceeds of $116,667 completing the second and final tranche of this private placement offering. Both of these issuances were completed pursuant to the provisions of Regulation S of the Securities Act of 1933 (the "Act"). We did not engage in a distribution of this offering in the United States. Each of the subscribers represented that they were not “US persons” as defined in Regulation S of the Act and that they were not acquiring the shares for the account or benefit of a US person. We received total proceeds of $200,000 under the offering.

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

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.        OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
10.1	Management Consulting Agreement with Howard Thomson.(3)
10.2	Carbon Offset Marketing Agreement between the Company and United Nature Inc. dated for reference August 14, 2010.(4)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Label Linkbase.
101.LAF	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 8, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	February 14, 2012	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)