Form 10-K
period 2012-03-31
GREENLITE VENTURES INC
filed 2012-07-13
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012

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
[X] Yes     [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X] Yes     [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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
$4,846,666 based on a price of $0.25 per share, being the price at which the common equity was last sold as of December 31, 2011.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
As of July 11, 2012, the Registrant had 100,466,664 shares of common stock outstanding.

GREENLITE VENTURES INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MARCH 31, 2012

TABLE OF CONTENTS

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

ITEM 1.      BUSINESS.

Overview

We were incorporated on December 21, 2000 under the laws of the State of Nevada. Effective June 22, 2012, we completed a 4-for-1 forward spit (the “Split”) of our common stock. As a result, our authorized capital increased from 100,000,000 shares of common stock, par value $0.001 per share, to 400,000,000 shares of common stock, par value of $0.001 per share.

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

In March 2012, we launched our updated consumer-based website and commenced our offering of carbon offsets for purchase. We are still in the process on improving our website. We have not sold any offsets on our website as of the date of this filing. We believe this is primarily a result of (i) website issues, including the fact that we do not have direct credit card payment processing, consumer reluctance to use our PayPal payment processing, and technical difficulties associated with our website coding and PayPal payment processing; (ii) the fact that we have been primarily focused on entering into a formal agreement for the acquisition of Advantag AG (see Advantag Acquisition below); and (iii) a lack of consumer awareness of our carbon offsets offering.

Recent Corporate Developments

The following corporate developments occurred since the filing of our Form 10-Q for the fiscal quarter ended December 31, 2011:

Consulting Agreement with Mirador Consulting LLC

On March 6, 2012, we entered into a consulting agreement (the “Mirador Agreement”), with Mirador Consulting LLC, (“Mirador”). Under the terms of the Mirador Agreement, Mirador has agreed to provide us with consulting services. The Mirador Agreement is effective March 6, 2012, is for a term of 6 months, and may be renewed in six-month increments upon the mutual written consent of the parties.

During the term of the Mirador Agreement, Mirador will (a) provide us with corporate consulting services on a best efforts basis in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services; (b) use its best efforts to locate and identify to private and/or public companies for potential merger with or acquisition by us; (c) contact our existing stockholders, responding in a professional manner to their questions and following up as appropriate; and (d) use its best efforts to introduce us to various securities dealers, investment advisors, analysts, funding sources, and other members of the financial community with whom it has established relationships, and generally assist us in our efforts to enhance its visibility in the financial community (the “Services”).

In consideration of Mirador’s agreement to provide the Services, we issued 250,000 pre-Split (1,000,000 post-Split) shares of our common stock (the “Shares”) to Mirador. Mirador represented that it is an “Accredited Investor” as defined under Regulation D promulgated under the United States Securities Act, as amended (the “Securities Act”).

Advantag Letter of Intent

On March 27, 2012, we entered into a letter of intent (the “Letter of Intent”) for the acquisition of Advantag AG (“Advantag”), a German based company which is engaged in the business of marketing and trading carbon credits and is a member of a number of European carbon exchanges. See Advantag Acquisition below.

Adoption of 2012 Stock Incentive Plan

On March 30, 2012, our Board of Directors adopted our 2012 Stock Incentive Plan (the "2012 Plan"). The purpose of the 2012 Plan is to enhance the long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants (“Participants”) to acquire and maintain stock ownership in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2012 Plan allows us to grant options to its officers, directors and employees. In addition, we may grant options to individuals who act as consultants, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 3,650,000 pre-Split (14,600,000 post-Split) shares of our common stock are available for issuance under the 2012 Plan. We may increase the maximum aggregate number of shares that may be optioned and sold under the 2012 Plan provided the maximum aggregate number of shares that may be optioned and sold under the 2012 Plan shall at no time be greater than 15% of the total number of shares of common stock outstanding.

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the Plan must be approved by our stockholders within 12 months of its adoption. The Plan has not been approved by our stockholders. Non-qualified stock options granted under the Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Executive Services Agreement

On April 4, 2012, we entered into an executive services agreement (the “BlueWater Agreement”), with BlueWater Advisory Group, LLC (“BlueWater”) and Bryan Crane (“Crane”). Under the terms of the BlueWater Agreement, BlueWater agreed to provide the services of Crane to act as our Vice President and as a director and BlueWater was to receive $2,000 US each month the Agreement was in effect.

In addition, we issued 500,000 pre-Split (2,000,000 post-Split) shares of our common stock to BlueWater and granted Crane 400,000 pre-Split (1,600,000 post-Split) incentive options to purchase shares of our common stock at a price of $0.11 pre-Split ($0.0275 post-Split) per share until April 4, 2014 in accordance with our 2012 Stock Incentive Plan. BlueWater represented that it was an “accredited investor” as that term is defined under Rule 501 of Regulation D promulgated under the Securities Act.

On April 4, 2012, Crane we appointed Crane as our Vice President and as a director. On June 14, 2012, Crane resigned from his position as Vice President and as a director. As a result of his resignation, Crane’s stock options will expire on July 14, 2012.

Amendment to Articles of Incorporation: Reverse Stock Split.

We amended our Articles of Incorporation in accordance with Article 78.207 of Chapter 78 of the Nevada Revised Statutes by increasing our issued and authorized common stock on a four-for-one basis (the “Split”) to be effective June 22, 2012. Accordingly, on the effective date, our authorized common stock increased from 100,000,000 shares, par value $0.001 per share, to 400,000,000 shares, par value $0.001 per share and the issued and outstanding shares of common stock increased correspondingly from 25,166,666 shares to 100,666,664 shares.

Agreement with United Nature Inc.

On September 1, 2010, we entered into a carbon offset marketing agreement dated for reference August 14, 2010 (the “Carbon Offset Marketing Agreement”) with United Nature Inc. (“United Nature”) whereby United Nature granted us, the exclusive rights to market an sell all carbon offsets generated on Plantations owned by United Nature for a period of ten years. Under the terms of the Carbon Offset Marketing Agreement, we issued 3,000,000 pre-Split (12,000,000 post-Split) shares of our common stock to be distributed according to the following schedule:

i.	500,000 pre-Split (2,000,000 post-Split) shares on execution of the agreement;
ii.	500,000 pre-Split (2,000,000 post-Split) shares on the first anniversary of the agreement;
iii.	500,000 pre-Split (2,000,000 post-Split) shares on the second anniversary of the agreement;
iv.	500,000 pre-Split (2,000,000 post-Split) shares on the third anniversary of the agreement;
v.	500,000 pre-Split (2,000,000 post-Split) shares on the fourth anniversary of the agreement; and
vi.	500,000 pre-Split (2,000,000 post-Split) shares on the fifth anniversary of the agreement.

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

Advantag Acquisition

On March 27, 2012, we entered into a letter of intent (the “Letter of Intent”) for the acquisition of Advantag AG (“Advantag”), a German based company which is engaged in the business of marketing and trading carbon credits and is a member of a number of European carbon exchanges, including the Carbon Trade Exchange London / Melbourne (a leading exchange for sale of voluntary credits), the Green Market Exchange of the Bavarian Exchange in Munich, Climex in the Netherlands and the KBB Bratislava. The combination with Advantag will assist us in marketing of the carbon offsets generated by the United Nature projects and will allow us to achieve its longer term plan to join carbon exchanges and market other forms of carbon credits.

Under the terms of the Letter of Intent, we will issue to the shareholders of Advantag such number of our shares as shall be equal to 60% of the number of our outstanding shares resulting in a reverse takeover of us. Of the shares to be issued to Advantag, 75% will be held in escrow to be released based on Advantag’s gross carbon credit sales over the next 5 years on the basis of one share for each 2 Euros of carbon credit sales.

Closing will be subject to satisfactory due diligence by us, preparation of U.S. GAAP financials of Advantag, and the entry into a formal agreement (the “Formal Agreement”) which was to occur no later than April 10, 2012. In addition, closing will be subject to us having cash of not less than $500,000 and no significant liabilities at closing (the “Financial Requirements”). At closing, Advantag’s management will assume management of us and a majority of our directors will be directors nominated by Advantag.

As of the date of this filing, we have not entered into the Formal Agreement. Advantag is reluctant to enter into the Formal Agreement until we have met the Financial Requirements. Advantag has agreed in principle to extend the closing deadline of the Letter of Intent in order to allow to arrange for financing that will enable us to meet the Financial Requirements.

There is no assurance that the parties will enter into the Formal Agreement. There are no assurances that the business combination with Advantag will result in sales or increased sales of carbon offsets by Greenlite. Greenlite has recently commenced to market carbon offsets through its website and there is no assurance that such marketing efforts will be successful.

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

We are currently looking to form additional partnerships with other private landowners and municipalities in order to obtain the rights to exclusively market the carbon offsets generated on their property. We intend to do this by bearing all the initial costs of the carbon offset verification and marketing. With private landowners, we intend to create partnerships where profit sharing arrangements can be made.

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

The Voluntary Market: involves individuals, companies, and organizations that purchase carbon offsets voluntarily to mitigate or neutralize their own greenhouse gas emissions from transportation, electricity use, and other sources. These groups are not obligated to purchase carbon offsets, but choose to for various reasons. Carbon offset products used in voluntary markets are generally referred to as Verified Emissions Reductions (“VER’s”).

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

If we are unable to find a suitable buyer for carbon offsets our business may fail.

The carbon offsets we initially intend to sell are voluntary. Buyers of voluntary credits are not bound to purchase due to government regulations or international agreements. Buyers of voluntary credits purchase because they believe it is the socially responsible thing to do or in order to increase corporate image. The market for voluntary credits is still in the development stages. If we are unable to capture a portion of this relatively small market our business may fail.

We have not sold any carbon offsets to date. If we do not sell any carbon offsets in the future, our business may fail.

In March 2012, we launched our updated consumer-based website and commenced our offering of carbon offsets for purchase. We are still in the process on improving our website. We have not sold any offsets on our website as of the date of this filing. We believe this is primarily a result of (i) website issues, including the fact that we do not have direct credit card payment processing, consumer reluctance to use our PayPal payment processing, and technical difficulties associated with our website coding and PayPal payment processing; (ii) the fact that we have been primarily focused on entering into a formal agreement for the acquisition of Advantag AG (see Item 1. Business - Advantag Acquisition above); and (iii) a lack of consumer awareness of our carbon offsets offering. There is no assurance that we will ever sell any carbon offsets on our website. If we do not sell any carbon assets, our business may fail.

We have not entered into a formal agreement for the acquisition of Advantag AG.

Closing of the acquisition of Advantag AG (“Advantag”) is subject to satisfactory due diligence by us, preparation of U.S. GAAP financials of Advantag, and the entry into a formal agreement (the “Formal Agreement”) which was to occur no later than April 10, 2012. In addition, closing will be subject to us having cash of not less than $500,000 and no significant liabilities at closing (the “Financial Requirements”). As of the date of this filing, we have not entered into the Formal Agreement. Advantag is reluctant enter into the Formal Agreement until we have met the Financial Requirements. We Advantag has agreed in principle to extend the closing deadline of the Letter of Intent in order to allow to arrange for financing that will enable us to meet the Financial Requirements. There is no assurance that the parties will enter into the Formal Agreement. There are no assurances that the business combination with Advantag will result in sales or increased sales of carbon offsets by us.

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

The principle factors affecting our revenues are those factors which affect the price of carbon offsets and are beyond our control. The actual market price of carbon offsets fluctuates drastically. If prices were to fall substantially our business could fail.

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

As at March 31, 2012, we had cash on hand of $11,194 and a working capital deficit of $40,206 As such, we will require substantial additional financing in order to continue as a going concern. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects we are able to procure. Specific costs include but are not limited to the following:

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

Because our sole executive officer and director, Howard Thomson, owns 19.8% of our outstanding common stock, investors may find that corporate decisions influenced by Mr. Thomson are inconsistent with the best interests of other stockholders.

Howard Thomson, our sole executive officer and director, controls 19.8% of the issued and outstanding shares of our common stock. The interests of Mr. Thomson may not be, at all times, the same as those of other shareholders. Since Mr. Thomson is not simply a passive investor but is also our active executive, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Thomson exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. In addition, Mr. Thomson will have the ability to significantly influence the outcome of most corporate actions requiring shareholder approval, including the merger of our company with or into another company, the sale of all or substantially all of our assets and amendments to our Articles of Incorporation. This concentration of ownership with Mr. Thomson may also have the effect of delaying, deferring or preventing a change in control of Greenlite, which may be disadvantageous to minority shareholders.

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

ITEM 2.      PROPERTIES.

We have no real property holdings and, at this time, we have no agreements to acquire any properties. We rent office space at Suite 201, 810 Peace Portal Drive, Blaine, WA 98230, consisting of approximately 80 square feet, at a cost of $125 per month. This rental is on a month-to-month basis without a formal contract.

ITEM 3.      LEGAL PROCEEDINGS.

We are not a party to any other legal proceedings and, to our knowledge; no other legal proceedings are pending, threatened or contemplated.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common shares are quoted on the OTC Bulletin Board under the symbol “GLTV." The following table indicates the high and low bid prices of the common shares obtained during the periods indicated:

		2012				2011
		High		Low		High		Low
First Quarter ended June 30	$	N/A	$	N/A	$	N/A	$	N/A
Second Quarter ended September 30	$	N/A	$	N/A		$0.0625		$0.0625
Third Quarter ended December 31	$	N/A	$	N/A	$	N/A	$	N/A
Fourth Quarter ended March 31		$0.21		$0.025	$	N/A	$	N/A

The above quotations have been adjusted to reflect our 4-for-1 forward split of our common stock effective June 22, 2012. The high and low price quotes of our common stock as set out in the table above are as quoted on the OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Registered Holders Of Our Common Stock

As of July 11, 2012, we had 113 registered shareholders and 100,466,664 shares of our common stock issued and outstanding. We believe that a large number of stockholders hold stock on deposit with their brokers or investment bankers registered in the name of stock depositories.

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

Develop Website

We currently offer non-verified carbon offsets to the voluntary market through our website located at www.greenlitecarboncredits.com. We have not finished development of our website, Once the website development is finalized we will have an infrastructure in place for consumers to calculate their carbon usage and purchase non-verified offsets.

Our basic corporate website has now been replaced with a consumer oriented website. As a result we will no longer be posting any investor information on our website. We are still in the process on improving our website. We have not sold any offsets on our website as of the date of this filing. We believe this is primarily a result of (i) website issues, including the fact that we do not have direct credit card payment processing, consumer reluctance to use our PayPal payment processing, and technical difficulties associated with our website coding and PayPal payment processing; (ii) the fact that we have been primarily focused on entering into a formal agreement for the acquisition of Advantag AG (see Item 1. Business - Advantag Acquisition above); and (iii) a lack of consumer awareness of our carbon offsets offering. There is no assurance that we will ever sell any carbon offsets on our website.

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

Verification

We will obtain a review by a third party verifier. The verification process is required only once per project. Depending on the size and location of the project, the monitoring requirements may vary slightly. The reasons for variation are due to access, species diversity, and forest risks including pests, pathogens and fire. In a forest-based carbon-offsetting project all the credits are procured and registered for sale once the project has been verified.

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

Our cash on hand as of March 31, 2012 is $11,194. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Summary of Year End Results
	Year Ended	Year Ended	Percentage
	March 31, 2012	March 31, 2011	Increase / (Decrease)
Revenue	$-	$-	n/a
Expenses	(199,794)	(69,050)	189.3%
Net Loss	$(199,794)	$(69,050)	189.3%

Revenue

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

We have not sold any offsets on our website as of the date of this filing. We believe this is primarily a result of (i) website issues, including the fact that we do not have direct credit card payment processing, consumer reluctance to use our PayPal payment processing, and technical difficulties associated with our website coding and PayPal payment processing; (ii) the fact that we have been primarily focused on entering into a formal agreement for the acquisition of Advantag AG (see Item 1. Business - Advantag Acquisition above); and (iii) a lack of consumer awareness of our carbon offsets offering. There is no assurance that we will ever sell any carbon offsets on our website.

Operating Expenses

Our operating expenses for the years ended March 31, 2012 and 2011 are outlined in the table below:

	Year Ended	Year Ended	Percentage
	March 31, 2012	March 31, 2011	Increase / (Decrease)
Accounting	$26,820	$19,740	35.9%
Amortization	6,000	3,750	60.0%
Bank Charges	-	98	(100.0)%
Consulting	12,500	700	1685.7%
Impairment Expense	34,000	-	100%
Legal	67,066	26,684	151.3%
Marketing Expense	22,609	-	100%
Office Administration	11,080	10,600	4.5%
Regulatory Expenses	17,221	5,033	242.2%
Rent	1,500	1,500	0.0%
Telephone	900	900	0.0%
Travel and Entertainment	-	100	(100.0)%
Total Expenses	$199,974	$69,050	189.6%

The increase in our operating expenses during our fiscal year ended March 31, 2012, is primarily a result of increases in accounting, amortization, consulting, impairment expense, legal, marketing expense, office administration and regulatory expenses. The increase was partially offset by decreases in bank charges and travel and entertainment.

Accounting, legal and regulatory expenses primarily relate to costs in connection with meeting our reporting requirements under the Exchange Act.

Amortization and Impairment Expense relates to prepaid consulting from our consulting agreement with Mirador Consulting LLC and carbon offset marketing rights from our carbon offset marketing agreement with United Nature Inc.

Consulting relates to consulting services relates to our engagement of third party consultants.

Marketing Expense relates to our website development and marketing efforts associated with our offering of carbon offsets.

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At March 31, 2012	At March 31, 2011	Increase / (Decrease)
Current Assets	$123,585	$8,042	1436.7%
Current Liabilities	(163,791)	(223,454)	(26.7)%
Working Capital Deficit	$(40,206)	$(215,412)	(81.3)%

Cash Flows
	Year Ended	Year Ended
	March 31, 2012	March 31, 2011
Cash Flows used in Operating Activities	$(41,333)	$(38,625)
Cash Flows used in Investing Activities	-	-
Cash Flows from Financing Activities	44,485	38,333
Net Increase (Decrease) in Cash During Period	$3,152	$(292)

The decrease in our working capital deficit at March 31, 2012 from our year ended March 31, 2011 is primarily due to the fact that we recorded prepaid consulting of $112,391 in relation to our consulting agreement with Mirador Consulting LLC and the fact that we completed our foreign private placement financings which resulted in the decrease in stock subscriptions payable. The funds from the private placement were also used to retire corporate indebtedness resulting in decreases in accounts payable and accrued expenses and loans payable.

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

Our significant accounting policies are also disclosed in the notes to our audited consolidated financial statements for the period ended March 31, 2012 included in this Annual Report on Form 10-K.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

1.	Report of Independent Registered Public Accounting Firm (Sarna & Company, Certified Public Accountants);

2.	Balance Sheets as at March 31, 2012 and March 31, 2011;

3.	Statement of Operations and Accumulated Deficit for the years ended March 31, 2012, March 31, 2011, and for the period from inception on December 21, 2000 to March 31, 2012;

4.	Statement of Changes in Stockholders’ Equity (Deficit) for the period from inception on December 21, 2000 to March 31, 2012;

5.	Statement of Cash Flows for the years ended March 31, 2012, March 31, 2011, and for the period from inception on December 21, 2000 to March 31, 2012; and

6.	Notes to Financial Statements.

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS

	MARCH 31,		MARCH 31,
	2012		2011

Current Assets:
Cash	$11,194		$8,042
Prepaid Consulting	112,391		-0-

Total Current Assets	123,585		8,042

Other Asset – Marketing Rights	41,250		56,250

TOTAL ASSETS	$164,835		$64,292

LIABILITIES AND STOCKHOLDERS' EQUITY/<DEFICIT>

Current Liabilities:
Accounts Payable and Accrued Expenses	$113,537		$71,367
Loans Payable	44,500		63,000
Interest Payable	5,754		5,754
Stock Subscription Payable	-0-		83,333

Total Current Liabilities	163,791		223,454

Stockholders' Equity/<Deficit>:
Common Stock, $0.001 par value 100,000,000 shares authorized, 24,616,666 and 14,366,666 Shares issued, respectively	24,616		14,366
Additional Paid in Capital	667,884		318,134
Deficit Accumulated During The Development Stage	<691,456	>	<491,662	>

Total Stockholders' Equity/<Deficit>	1,044		<159,162	>

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$164,835		$64,292

See Notes to Financial Statements

F-2

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT

DEC. 20, 2000
(Date of Inception)
		YEAR ENDED			YEAR ENDED			to
		MARCH 31, 2012			MARCH 31, 2011			MARCH 31, 2012
Revenues		$-0-			$-0-			$-0-

Operating Expenses		<199,794	>		<69,050	>		<691,456	>

Loss Before Provision for Income Taxes		<199,794	>		<69,050	>		<691,456	>

Provision for Income Taxes		-0-			-0-			-0-

Net Loss		<199,794	>		<69,050	>		<691,456	>

Accumulated Deficit, Beginning of Period		<491,662	>		<422,612	>		-0-

Accumulated Deficit, End of Period	$	<691,456	>	$	<491,662	>	$	<691,456	>

* Net Loss per Share	$	<0.01	>	$	<0.01	>	$	<0.02	>
* Weighted Average Shares Outstanding		82,966,656			52,966,664			41,688,888

* Adjusted for June 22, 2012 split

See Notes to Financial Statements

F-3

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
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

See Notes to Financial Statements

F-4

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/<DEFICIT> (Continued)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity/<Deficit>

Balances March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Net Loss, Period Ended March 31, 2010	----	----	----	(67,857)	(67,857)

Balances, March 31, 2010	11,366,666	$11,366	$261,134	$(422,612)	$(150,112)

Common Stock Issued $0.02 per share September 1, 2010	3,000,000	3,000	57,000	----	60,000

Net Loss, Period Ended March 31, 2011	----	----	----	(69,050)	(69,050)

Balances, March 31, 2011	14,366,666	$14,366	$318,134	$(491,662)	$(159,162)

Common Stock Issued $0.02 per share July 11, 2011	4,166,650	4,167	79,166	----	83,333

Common Stock Issued $0.02 per share August 26, 2011	5,833,350	5,833	110,834	----	116,667

Common Stock Issued $0.64 per share March 6, 2012	250,000	250	159,750	----	160,000

Net Loss, Period Ended March 31, 2012	----	----	----	(199,794)	(199,794)

Balances,March 31, 2012	24,616,666	$24,616	$667,884	$(691,456)	$1,044

See Notes to Financial Statements

F-5

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

								DEC. 20, 2000
								(Date of Inception)
		YEAR ENDED			YEAR ENDED			to
		MAR 31, 2012			MAR 31, 2011			MARCH 31, 2012
Cash Flows from Operating Activities:
Net Loss	$	<199,794	>	$	<69,050	>	$	<691,456	>
Adjustments to Reconcile Net Income to Net Cash Provided/ <Used> by Operating Activities:
Amortization		6,000			3,750			9,750
Marketing Expense		22,609			-0-			22,609
Impairment Expense		34,000			-0-			34,000
<Increase>Decrease in:
Prepaid Expenses		-0-			950			-0-
Increase<Decrease> in:
Accounts Payable		95,852			25,725			167,219
Interest Payable		-0-			-0-			5,754
Net Cash Used in Operating Activities		<41,333	>		<38,625	>		<452,124	>

Cash Flows from Investing Activities:		-0-			-0-			-0-

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt		44,485			5,000			107,485
Proceeds from Issuance of Common Stock		-0-			33,333			355,833

Cash Provided by Financing Activities		44,485			38,333			463,318
Net Increase/<Decrease> in Cash		3,152			<292	>		11,194

Cash at Beginning of Period		8,042			8,334			-0-
Cash at End of Period		$11,194			$8,042			$11,194

During the year ended March 31, 2012 outstanding loans and accounts payable were reduced though stock issuance totaling $116,667

During the year ended March 31, 2011 the company acquired $60,000 of marketing rights by issuing stock

See Notes to Financial Statements

F-6

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Greenlite Ventures Inc. was incorporated on December 21, 2000 in the state of Nevada. The Company markets carbon offsets.

Basis of Presentation

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes.

Development Stage Company

In accordance with guidelines established by FASB ASC 915, the Company is categorized as a development stage company.

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

Depreciation, Amortization and Capitalization
The Company records depreciation and amortization when appropriate using both straight-line and declining balance methods over the estimated useful life of the assets (generally five to seven years).

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Depreciation, Amortization and Capitalization - Continued

Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated depreciation, is removed from the appropriate accounts and the resultant gain or loss is included in net income.

Income Taxes

The Company accounts for income taxes under an asset and liability approach. This process involves calculating the temporary and permanent differences between the carrying amounts of the assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The temporary differences result in deferred tax assets and liabilities, which would be recorded on the Company’s balance sheets in accordance with ASC 740, which established financial accounting and reporting standards for the effect of income taxes. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent the Company believes that recovery is not likely, the Company must establish a valuation allowance. Changes in the Company’s valuation allowance in a period are recorded through the income tax provision on the consolidated statements of operations.

The Company has adopted ASC 740-10 (formerly known as FIN No. 48, Accounting for Uncertainty in Income Taxes). ASC 740-10 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under ASC 740-10, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC 740-10 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of ASC 740-10, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.

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
(A DEVELOPMENT STAGE COMPANY)
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

NOTE 2 – PREPAID CONSULTING AGREEMENT WITH MIRADOR CONSULTING LLC

On March 6, 2012, the Company entered into a consulting agreement (the “Mirador Agreement”), with Mirador Consulting LLC, (“Mirador”). Under the terms of the Mirador Agreement, Mirador has agreed to provide the Company with consulting services. The Mirador Agreement is effective March 6, 2012, is for a term of 6 months, and may be renewed in six-month increments upon the mutual written consent of the parties.

During the term of the Mirador Agreement, Mirador will (a) provide the Company with corporate consulting services on a best efforts basis in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services; (b) use its best efforts to locate and identify to private and/or public companies for potential merger with or acquisition by us; (c) contact our existing stockholders, responding in a professional manner to their questions and following up as appropriate; and (d) use its best efforts to introduce us to various securities dealers, investment advisors, analysts, funding sources, and other members of the financial community with whom it has established relationships, and generally assist the Company in our efforts to enhance its visibility in the financial community (the “Services”).

In consideration of Mirador’s agreement to provide the Services, the Company issued 250,000 shares of our common stock (the “Shares”) to Mirador. Mirador represented that it is an “Accredited Investor” as defined under Regulation D of the United States Securities Act, as amended (the “Securities Act”).

Prepaid Consulting, Net of Amortization and Impairment

Prepaid Consulting, 250,000 shares at $0.64 per share	$160,000
Less Amortization	<22,609	>
Less Impairment	<25,000	>

Net Prepaid Consulting	$112,391

NOTE 3 – LOANS PAYABLE

These loans are unsecured, non-interest bearing, and are due upon demand.

NOTE 4 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended March 31, 2012 represents the minimum state income tax expense of the Company, which is not considered significant. Tax returns are open to IRS examination for three years from date of filing.

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $691,456 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On September 11, 2009, the Company received $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of March 31, 2012, and the advance is included as a current liability in the financial statements.

On October 15, 2009, the Company received an additional $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. The shares and the share purchase warrants had not been issued as of March 31, 2012, and the advance is included as a current liability in the financial statements.

On July 12, 2010, the Company received an additional $13,333 as an advance on the purchase of 666,650 units under a private placement offering. The shares and the share purchase warrants had not been issued as of March 31, 2012, and the advance is included as a current liability in the financial statements.

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – STOCK ISSUANCES - CONTINUED

On October 18, 2010, the Company received an additional $20,000 as an advance under a private placement offering that was dated June 16, 2010. The shares and the share purchase warrants had not been issued as of March 31, 2012, and the advance is included as a current liability in the financial statements.

On September 1, 2010, the Company also issued 3,000,000 shares in accordance with its marketing agreement with United Nature Inc. As of March 31, 2012, 2,000,000 of these shares were in escrow.

On March 6, 2012, the Company issued 250,000 shares in accordance with its consulting agreement with Mirador.

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

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 – AGREEMENT WITH UNITED NATURE INC. - CONTINUED

United Nature’s Plantation

United Nature is located in the Republic of Panama. They manage sustainable teak plantations and invest in buying rainforest for conservation. The location of the project is Canglon Abajo, County of Yaviza, District of Pinogana, Providence of Darien, Panama. On the West, it borders the Pan American Highway, on the East is the Chucunaque River.

Marketing Rights, Net of Amortization

Marketing Rights	$60,000
Less Amortization	<9,750	>
Less Impairment	<9,000	>

Net Marketing Rights	$41,250

NOTE 9 – ADVANTAG AQUISITION

Advantag Acquisition

On March 27, 2012, we entered into a letter of intent (the “Letter of Intent”) for the acquisition of Advantag AG (“Advantag”), a German based company which is engaged in the business of marketing and trading carbon credits and is a member of a number of European carbon exchanges, including the Carbon Trade Exchange London / Melbourne (a leading exchange for sale of voluntary credits), the Green Market Exchange of the Bavarian Exchange in Munich, Climex in the Netherlands and the KBB Bratislava. The combination with Advantag will assist us in marketing of the carbon offsets generated by the United Nature projects and will allow us to achieve its longer term plan to join carbon exchanges and market other forms of carbon credits.

Under the terms of the Letter of Intent, we will issue to the shareholders of Advantag such number of our shares as shall be equal to 60% of the number of our outstanding shares resulting in a reverse takeover of us. Of the shares to be issued to Advantag, 75% will be held in escrow to be released based on Advantag’s gross carbon credit sales over the next 5 years on the basis of one share for each 2 Euros of carbon credit sales.

Closing will be subject to satisfactory due diligence by us, preparation of U.S. GAAP financials of Advantag, and the entry into a formal agreement (the “Formal Agreement”) no later than April 10, 2012. In addition, closing will be subject to us having cash of not less than $500,000 and no significant liabilities at closing (the “Financial Requirements”). At closing, Advantag’s management will assume management of us and a majority of our directors will be directors nominated by Advantag.

As of the date of this filing we have not entered into the Formal Agreement. Advantag will not enter into the Formal Agreement until we have met the Financial Requirements. We have an agreement in principal with Advantag to extend the closing deadline of the Letter of Intent in order to allow arranging for financing that will enable us to meet the Financial Requirements.

There is no assurance that the parties will enter into the Formal Agreement. There are no assurances that the business combination with Advantag will result in sales or increased sales of carbon offsets by Greenlite. Greenlite has recently commenced to market carbon offsets through its website and there is no assurance that such marketing efforts will be successful.

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 11 – SUBSEQUENT EVENTS

As of July 10, 2012, all stock had been issued in accordance with the stock subscription agreements in effect at March 31, 2012.

On June 22, 2012, the Company executed a 4:1 forward split of its authorized and outstanding stock.

As of the date of this filing, no formal agreement had been entered into with Advantag.

Executive Services Agreement

On April 4, 2012, the Companyentered into an executive services agreement (the “BlueWater Agreement”), with BlueWater Advisory Group, LLC (“BlueWater”) and Bryan Crane (“Crane”). Under the terms of the BlueWater Agreement, BlueWater agreed to provide the services of Crane to act as the Company’s Vice President and as a director and BlueWater was to receive $2,000 US each month the Agreement was in effect.

In addition, the Company issued 500,000 pre-Split (2,000,000 post-Split) shares of our common stock to BlueWater and granted Crane 400,000 pre-Split (1,600,000 post-Split) incentive options to purchase shares of the Company’s common stock at a price of $0.11 pre-Split ($0.0275 post-Split) per share until April 4, 2014 in accordance with the 2012 Stock Incentive Plan. BlueWater represented that it was an “accredited investor” as that term is defined under Rule 501 of Regulation D promulgated under the Securities Act.

On April 4, 2012, Crane we appointed Crane as the Company’s Vice President and as a director. On June 14, 2012, Crane resigned from his position as Vice President and as a director. As a result of his resignation, Crane’s stock options expired on July 14, 2012.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES

			DEC. 20, 2000
			(Date of Inception)
	YEAR ENDED	YEAR ENDED	to
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012

Operating Expenses
Accounting	$26,820	$19,740	$161,435
Amortization	6,000	3,750	9,750
Bank Charges	98	43	1,155
Cancelled Merger Costs	-0-	-0-	6,000
Consulting	12,500	700	19,950
Exploration & Development	-0-	-0-	13,720
Impairment Expense	34,000	-0-	34,000
Interest	-0-	-0-	5,754
Legal	67,066	26,684	254,524
Marketing Expense	22,609	-0-	22,609
Office Administration	11,080	10,600	70,652
Property Rights	-0-	-0-	4,000
Regulatory Expenses	17,221	5,033	52,787
Rent	1,500	1,500	25,550
Telephone	900	900	5,176
Travel & Entertainment	-0-	100	4,394

Total Operating Expenses	$199,794	$69,050	$691,456

See Notes to Financial Statements

F-15

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.      CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.      OTHER INFORMATION.

As of the date of this filing, we have not entered into a formal agreement for the acquisition of Advantag under the Letter of Intent. Advantag has agreed in principle to extend the closing deadline of the Letter of Intent in order to allow to arrange for financing that will enable us to meet the financial requirements of having cash of not less than $500,000 and no significant liabilities at closing. See ITEM 1. BUSINESS: Advantag Acquisition above.

We have not sold any offsets on our website as of the date of this filing. We believe this is primarily a result of (i) website issues, including the fact that we do not have direct credit card payment processing, consumer reluctance to use our PayPal payment processing, and technical difficulties associated with our website coding and PayPal payment processing; (ii) the fact that we have been primarily focused on entering into a formal agreement for the acquisition of Advantag (see Item 1. Business - Advantag Acquisition above); and (iii) a lack of consumer awareness of our carbon offsets offering. There is no assurance that we will ever sell any carbon offsets on our website.

PART III

ITEM 10.      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the name and positions of our sole executive officer and director.

Name	Age	Positions
Howard Thomson	66	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

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

ITEM 11.      EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid or accrued to our named executive officers, as that term is defined in Item 402(m)(2) of Regulation S-K, and to our directors, during our last two completed fiscal years.

SUMMARY COMPENSATION TABLE
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Howard Thomson(1) , CEO, CFO, President, Secretary, Treasurer & Director	2012 2011	$9,000 $9,000	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$9,000 $9,000

Note:
(1)	On February 16, 2008, we entered into a management consulting agreement with Mr. Thomson, our sole executive officer and director, pursuant to which Mr. Thomson agreed to provide us with consulting services in consideration of which we agreed to pay Mr. Thomson $750 per month.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

As at March 31, 2012, we did not have any outstanding equity awards.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLANS

The following table sets forth certain information concerning all equity compensation plans previously approved by stockholders and all previous equity compensation plans not previously approved by stockholders, as of the most recently completed fiscal year.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	Not Applicable	Not Applicable	Not Applicable
Equity Compensation Plans Not Approved By Security Holders	Not Applicable	Not Applicable	3,650,000 pre-Split (14,600,000 post-Split)

2011 Stock Option Plan

Effective March 30, 2012, we adopted the 2012 Stock Incentive Plan (the “2012 Plan"). The 2012 Plan allows us to grant certain options to our directors, officers, employees and eligible consultants. The purpose of the 2012 Plan is to enhance our long-term stockholder value by offering opportunities to our directors, officers, employees and eligible consultants to acquire and maintain stock ownership in us in order to give these persons the opportunity to participate in our growth and success, and to encourage them to remain in our service.

The 2012 Plan allows us to grant options to our officers, directors and employees. In addition, we may grant options to individuals who act as our consultants, so long as those consultants do not provide services connected to the offer or sale of our securities in capital raising transactions and do not directly or indirectly promote or maintain a market for our securities.

A total of 3,650,000 pre-Split (14,600,000 post-Split) shares of our common stock are available for issuance under the 2012 Plan. We may increase the maximum aggregate number of shares that may be optioned and sold under the 2012 Plan provided the maximum aggregate number of shares that may be optioned and sold under the 2012 Plan shall at no time be greater than 15% of the total number of shares of common stock outstanding.

The 2012 Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the 2012 Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the 2012 Plan must be approved by our stockholders within 12 months of its adoption. The 2012 Plan has not been approved by our stockholders. Non-qualified stock options granted under the 2012 Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

Options granted under the 2012 Plan are non-transferable, other than by will or the laws of descent and distribution.

The 2012 Plan terminates on March 30, 2022, unless sooner terminated by action of our Board of Directors. No option is exercisable by any person after such expiration. If an award expires, terminates or is canceled, the shares of our common stock not purchased thereunder shall again be available for issuance under the 2012 Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 11, 2012 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors and each of our named executive officers (as defined under Item 402(m)(2) of Regulation S-K), and (iii) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Security Ownership of Management
Common Stock	Howard Thomson CEO, CFO, President, Secretary, Treasurer & Sole Director	19,920,000 Direct	19.83%
Security Ownership of Certain Beneficial Owners
Common Stock	Howard Thomson Brookside, Ballymabin Dunmore East, County Waterford Ireland	19,920,000 Direct	19.83%
Common Stock	United Nature Inc. Calle Alberto Navarro, Edif Raphin, piso 3, El Cangrejo, Panama, PO Box 0823-05980 Republic of Panama	12,000,000 Direct	11.94%
Common Stock	Gordon King H 65 Eaton Square London, England	10,000,000 Direct	9.95%
Common Stock	Omnipeer, Inc. 184 Evergreen Pkwy Palm Beach Gardens, FL 33410	8,000,000 Direct	7.96%

Note:
(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding. As of July 11, 2012, there were 100,466,664 shares of the Company’s common stock issued and outstanding.

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

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

RELATED TRANSACTIONS

None of the following persons has any direct or indirect material interest in any transaction to which we were or are a party during the last two fiscal years, or in any proposed transaction to which we propose to be a party:

(a)	any director or executive officer;
(b)	any nominee for director;
(c)	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our common stock; or
(d)	any immediate family member, including any spouse, child, parent, step-child, step-parent, sibling or in- law, of any of the foregoing.

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

	Year Ended March 31, 2012	Year Ended March 31, 2011
Audit Fees	$ 11,210	$ 10,840
Audit-Related Fees	Nil	NIl
Tax Fees	Nil	Nil
All Other Fees	9,800	9,780
Total	$ 21,010	$ 20,620

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are either provided with this Annual Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
3.3	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(8)
10.1	Management Consulting Agreement with Howard Thomson.(3)
10.2	Carbon Offset Marketing Agreement between the Company and United Nature Inc. dated for reference August 14, 2010.(4)
10.3	Consulting Agreement dated March 6, 2012, between the Company and Mirador Consulting LLC.(5)
10.4	Stock Incentive Plan adopted March 30, 2012.(6)
10.5	Letter of Intent between the Company and Advantag AG and Raik Oliver Heinzelmann.(6)
10.6	Consulting Agreement dated April 4, 2012 among the Company, BlueWater Advisory Group, LLC and Bryan Crane.(7)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Label Linkbase.
101.LAF	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:
(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 8, 2010.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2012.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 2, 2012.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 10, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 20, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENLITE VENTURES INC.

Date:	July 12, 2012	By:	/s/ Howard Thomson
HOWARD THOMSON
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	July 12, 2012	By:	/s/ Howard Thomson
HOWARD THOMSON
President, Secretary, Treasurer, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal Accounting
Officer)