Form 10-Q
period 2012-06-03
GREENLITE VENTURES INC
filed 2012-08-14
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
As of August 13, 2012, the Issuer had 100,466,664 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending March 31, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)	(Audited)
	June 30,	March 31,
	2012	2012

Current Assets
Cash	$4,999	$11,194
Prepaid Consulting	5,724	112,391

Total Current Assets	10,723	123,585

Other Asset – Marketing Rights	39,750	41,250

TOTAL ASSETS	$50,473	$164,835

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities
Accounts Payable and Accrued Expenses	$140,864	$113,537
Loans Payable	58,000	44,500
Interest Payable	5,754	5,754

Total Current Liabilities	204,618	163,791

Stockholders' Equity/(Deficit)
Common Stock, $0.001 par value 400,000,000 shares authorized, 98,466,664 shares issued	24,616	24,616
Additional Paid in Capital	667,884	667,884
Deficit Accumulated during the Exploration Stage	(846,645)	(691,456)

Total Stockholders' Equity/(Deficit)	(154,145)	1,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$50,473	$164,835

See Notes to Financial Statements

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2012	2011	JUNE 30, 2012

Revenues	$-0-	$-0-	$-0-

Operating Expenses	(155,189)	(15,472)	(846,645)

Loss Before Provision for Income Taxes	(155,189)	(15,472)	(846,645)

Provision for Income Taxes	-0-	-0-	-0-

Net Loss	(155,189)	(15,472)	(846,645)

Accumulated Deficit, Beginning of Period	(691,456)	(491,662)	-0-

Accumulated Deficit, End of Period	$(846,645)	$(507,134)	$(846,645)

Net Loss per Share	$(0.00)	$(0.00)	$(0.02)

Weighted Average Shares Outstanding	98,466,664	57,466,664	42,923,188

See Notes to Financial Statements

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT) - CONTINUED
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Net Loss, Period Ended March 31, 2010	----	----	----	(67,857)	(67,857)

Balances, March 31, 2010	11,366,666	$11,366	$261,134	$(422,612)	$(150,112)

Common Stock Issued $0.02 per share September 1, 2010	3,000,000	3,000	57,000	----	60,000

Net Loss, Period Ended March 31, 2011	----	----	----	(69,050)	(69,050)

Balances, March 31, 2011	14,366,666	$14,366	$318,134	$(491,662)	$(159,162)

Common Stock Issued $0.02 per share July 11, 2011	4,166,650	4,167	79,166	----	83,333

Common Stock Issued $0.02 per share August 26, 2011	5,833,350	5,833	110,834	----	116,667

Common Stock Issued $0.64 per share March 6, 2012	250,000	250	159,750	----	160,000

Net Loss, Period Ended March 31, 2012	----	----	----	(199,794)	(199,794)

Balances, March 31, 2012	24,616,666	24,616	667,884	(691,456)	1,044

4-for-1 Stock Split, June 22, 2012	73,849,998	----	----	----	----

Net Loss, Period Ended June 30, 2012	----	----	----	(155,189)	(155,189)

Balances, June 30, 2012	98,466,664	$24,616	$667,884	$(846,645)	$(154,145)

See Notes to Financial Statements

5
GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2012	2011	JUNE 30, 2012

Cash Flows from
Operating Activities

Net Loss	$(155,189)	$(15,472)	$(846,645)

Adjustments to Reconcile
Net Income to Net Cash
Provided/(Used) by
Operating Activities:
Amortization	1,500	3,750	11,250
Marketing Expense	106,667	-0-	129,276
Impairment Expense	-0-	-0-	34,000
(Increase)Decrease in Prepaid Expenses	-0-	-0-	-0-
Increase(Decrease) in Accounts Payable	27,327	8,922	194,546
Interest Payable	-0-	-0-	5,754

Net Cash Used by Operating Activities	(19,695)	(2,800)	(471,819)

Cash Flows from Investing Activities	-0-	-0-	-0-

Cash Flows from Financing Activities
Proceeds from Issuance of Debt	13,500	-0-	120,985
Proceeds from Issuance of Common Stock	-0-	-0-	355,833

Net Cash Provided by Financing Activities	13,500	-0-	476,818

Net Increase (Decrease) in Cash	(6,195)	(2,800)	4,999

Cash at Beginning of Period	11,194	8,042	-0-

Cash at End of Period	$4,999	$5,242	$4,999

See Notes to Financial Statements

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

Prepaid Consulting, Net of Amortization and Impairment

Prepaid Consulting, 250,000 shares at $0.64 per share	$160,000
Less Accumulated Amortization	(129,276)
Less Accumulated Impairment	(25,000)

Net Prepaid Consulting	$5,724

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $846,645 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Marketing Rights, Net of Amortization

Marketing Rights	$60,000
Less Accumulated Amortization	(11,250)
Less Accumulated Impairment	(9,000)

Net Marketing Rights	$39,750

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

NOTE 11 – SUBSEQUENT EVENTS

As of August 10, 2012, all stock had been issued in accordance with the stock subscription agreements in effect at June 30, 2012.

As of the date of this filing, no formal agreement had been entered into with Advantag.

Executive Services Agreement

On April 4, 2012, the Company entered into an executive services agreement (the “BlueWater Agreement”), with BlueWater Advisory Group, LLC (“BlueWater”) and Bryan Crane (“Crane”). Under the terms of the BlueWater Agreement, BlueWater agreed to provide the services of Crane to act as the Company’s Vice President and as a director and BlueWater was to receive $2,000 US each month the Agreement was in effect.

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

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED
	JUNE 30,		INCEPTION to
	2012	2011	JUNE 30, 2012
Operating Expenses
Accounting	$4,270	$5,400	$165,705
Amortization	1,500	3,750	11,250
Bank Charges	55	-0-	1,210
Cancelled Merger Costs	-0-	-0-	6,000
Consulting	2,426	-0-	22,376
Exploration and Development	-0-	-0-	13,720
Impairment Expense	-0-	-0-	34,000
Interest	-0-	-0-	5,754
Legal	34,680	2,476	289,204
Marketing Expense	106,667	-0-	129,276
Office Administration	2,250	2,250	72,902
Property Rights	-0-	-0-	4,000
Regulatory Expenses	2,741	996	55,528
Rent	375	375	25,925
Telephone	225	225	5,401
Travel & Entertainment	-0-	-0-	4,394

Total Operating Expenses	$155,189	$15,472	$846,645

See Notes to Financial Statements

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Our cash on hand as of June 30, 2012 is $4,999. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three Months Summary
	Three Months Ended		Percentage
			Increase /
	June 30, 2012	June 30, 2011	(Decrease)
Revenue	$-	$-	n/a
Expenses	(155,189)	(15,472)	903.0%
Net Loss	$(155,189)	$(15,472)	903.0%

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

Expenses

Our operating expenses for the three months ended June 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended		Percentage
	June 30, 2012	June 30, 2011	Increase / (Decrease)
Accounting	$4,270	$5,400	(20.9)%
Amortization	1,500	-	100.0%
Bank Charges	55	-	100.0%
Consulting	2,426	3,750	(35.3)%
Legal	34,680	2,476	1300.6%
Marketing Expense	106,667	-	100.0%
Office Administration	2,250	2,250	0.0%
Regulatory Expenses	2,741	996	175.2%
Rent	375	375	0.0%
Telephone	225	225	0.0%
Total	$155,189	$15,472	903.0%

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At June 30, 2012	At March 31, 2012	Increase / (Decrease)
Current Assets	$10,723	$123,585	(91.3)%
Current Liabilities	(204,618)	(163,791)	24.9%
Working Capital Deficit	$(193,895)	$(40,206)	382.3%

Cash Flows
	Three Months Ended
	June 30, 2012	June 30, 2011
Net Cash Used in Operating Activities	$(19,695)	$(2,800)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	13,500	-
Net Decrease in Cash During Period	$(6,195)	$(2,800)

The increase in our working capital deficit at June 30, 2012 from our year ended March 31, 2012 is primarily due to an increase in accounts payable and accrued expenses due to our lack of capital to meet our ongoing operating costs, increases to loans payable and a decrease in prepaid consulting relating to our agreement with Mirador Consulting LLC.

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

ITEM 4.            CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended June 30, 2012 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

As at June 30, 2012, we had cash on hand of $4,999 and a working capital deficit of $193,895. As such, we will require substantial additional financing in order to continue as a going concern. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects we are able to procure. Specific costs include but are not limited to the following:

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

ITEM 4.            MINE SAFETY DISCLOSURES.

None.

ITEM 5.            OTHER INFORMATION.

None.

ITEM 6.            EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

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

GREENLITE VENTURES INC.

Date:	August 14, 2012	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)