Form 10-Q
period 2012-09-30
GREENLITE VENTURES INC
filed 2013-04-05
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2013, the Issuer had 100,466,664 shares of common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending March 31, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)		(Audited)
	September 30,		March 31,
	2012		2012

Current Assets
Cash	$734		$11,194
Prepaid Consulting	-0-		112,391

Total Current Assets	734		123,585

Other Asset – Marketing Rights	38,250		41,250

TOTAL ASSETS	$38,984		$164,835

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and
Accrued Expenses	$181,409		$113,537
Loans Payable	60,000		44,500
Interest Payable	5,754		5,754

Total Current Liabilities	247,163		163,791

Long Term Debt	-0-		-0-

Stockholders' Equity
Common Stock, $0.001 par value 400,000,000 shares authorized, 100,466,664 shares issued	100,467		24,616
Additional Paid in Capital	607,033		667,884
Deficit Accumulated during
the Exploration Stage	<915,679	>	<691,456	>

Total Stockholders' Equity/<Deficit>	<208,179	>	1,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/<DEFICIT>	$ 38,984		$ 164,835

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

		THREE MONTHS ENDED						SIX MONTHS ENDED
		SEPTEMBER 30,						SEPTEMBER 30,						INCEPTION to
		2012			2011			2012			2011			SEPT. 30, 2012

Revenues		$0			$0			$0 $			0			$0

Operating Expenses		<54,516	>		<35,327	>		<224,223	>		<50,799	>		<915,679	>

Loss Before Provision for Income Taxes		<54,516	>		<35,327	>		<224,223	>		<50,799	>		<915,679	>

Provision for Income Taxes		<0	>		<0	>		<0	>		<0>	>		<0	>

Net Loss		<54,516	>		<35,327	>		<224,223	>		<50,799	>		<915,679	>

Accumulated Deficit, Beginning of Period		<861,163	>		<507,134	>		<691,456	>		<491,662	>		0

Accumulated Deficit, End of Period	$	<915,679	>	$	<542,461	>	$	<915,679	>	$	<542,461	>	$	<915,679	>

Net Loss per Share	$	<0.00	>	$	<0.00	>	$	<0.00	>	$	<0.00	>	$	<0.02	>

Weighted Average Shares Outstanding		100,466,664			79,133,300			100,422,708			68,299,984			43,636,878

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/<DEFICIT> - CONTINUED
(Unaudited)

	Common Stock		Additional	Accumulated	Total
		Dollar	Paid in	Deficit	Stockholders'
	Shares	Amount	Capital		Equity

Balances March 31, 2007	10,600,000	$10,600	$171,900	$(231,986)	$(49,486)

Common Stock Issued $0.15 per share November 7, 2007	266,666	266	39,734	----	40,000

Common Stock Issued $0.10 per share January 24, 2008	500,000	500	49,500	----	50,000

Net Loss, Period Ended March 31, 2008	----	----	----	(71,779)	(71,779)

Balances March 31, 2008	11,366,666	$11,366	$261,134	$(303,765)	$(31,265)

Net Loss, Period Ended March 31, 2009	----	----	----	(50,990)	(50,990)

Balances, March 31, 2009	11,366,666	$11,366	$261,134	$(354,755)	$(82,255))

Net Loss, Period Ended March 31, 2010	----	----	----	(67,857)	(67,857)

Balances, March 31, 2010	11,366,666	$11,366	$261,134	$(422,612)	$(150,112)

Common Stock Issued For Marketing Rights $0.02 per share September 1, 2010	3,000,000	3,000	57,000	----	60,000

Net Loss, Period Ended March 31, 2011	----	----	----	(69,050)	(69,050)

Balances, March 31, 2011	14,366,666	$14,366	$318,134	$(491,662)	$(159,162)

Common Stock Issued $0.02 per share July 11, 2011	4,166,650	4,167	79,166	----	83,333

Common Stock Issued For Services $0.02 per share August 26, 2011	5,833,350	5,833	110,834	----	116,667

Common Stock Issued For Services $0.64 per share March 6, 2012	250,000	250	159,750	----	160,000

Net Loss, Period Ended March 31, 2012	----	----	----	(199,794)	(199,794)

Balances, March 31, 2012	24,616,666	$24,616	$667,884	$(691,456)	$1,044

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/<DEFICIT> - CONTINUED
(Unaudited)

Balances, March 31, 2012	24,616,666	$24,616	$667,884	$(691,456)	$1,044

Common Stock Issued For Services $0.03 per share April 4, 2012	500,000	500	14,500	----	15,000

Four-to-one stock split June, 22, 2012	75,349,998	75,351	(75,461)	----	----

Net Loss, Period Ended September 30, 2012	----	----	----	(224,223)	(224,223)

Balances, September 30, 2012	100,466,664	$100,467	$607,033	$(915,679)	$(208,179)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

		SIX MONTHS			SIX MONTHS
		ENDED			ENDED			INCEPTION to
		SEPT. 30, 2012			SEPT. 30, 2011			SEPT. 30, 2012

Cash Flows from Operating Activities:

Net Loss	$	<224,223	>	$	<50,799	>	$	<915,679	>

Adjustments to Reconcile
Net Income to Net Cash Provided/<Used> by Operating Activities:
Amortization/Impairment		3,000			7,500			21,750
Stock Issued for Services		15,000			-0-			291,667
<Increase>Decrease in:
Prepaid Expenses		112,391			-0-			-0-
Increase<Decrease> in:
Accounts Payable		67,872			24,590			181,409
Interest Payable		-0-			-0-			5,754

Net Cash Used by Operating Activities		<25,960	>		<18,709	>		<415,099	>

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt		15,500			14,485			60,000
Proceeds Related to Issuance of Common Stock		-0-			-0-			355,833

Cash Provided by Financing Activities		15,500			14,485			415,833

Net Increase <Decrease> in Cash		<10,460	>		<4,224	>		734

Cash at Beginning of Period		11,194			8,042			-0-

Cash at End of Period		$734			$3,818			$734

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

NOTE 2 – CONSULTING AGREEMENT WITH MIRADOR CONSULTING LLC

On March 6, 2012, the Company entered into a consulting agreement (the “Mirador Agreement”), with Mirador Consulting LLC, (“Mirador”). Under the terms of the Mirador Agreement, Mirador agreed to provide the Company with consulting services. The Mirador Agreement was effective March 6, 2012, for a term of 6 months, and may be renewed in six-month increments upon the mutual written consent of the parties.

During the term of the Mirador Agreement, Mirador would (a) provide the Company with corporate consulting services on a best efforts basis in connection with mergers and acquisitions, corporate finance, corporate finance relations, introductions to other financial relations companies and other financial services; (b) use its best efforts to locate and identify to private and/or public companies for potential merger with or acquisition by the Company; (c) contact the Company’s existing stockholders, responding in a professional manner to their questions and following up as appropriate; and (d) use its best efforts to introduce the Company to various securities dealers, investment advisors, analysts, funding sources, and other members of the financial community with whom it has established relationships, and generally assist the Company in its efforts to enhance visibility in the financial community.

In consideration of Mirador’s agreement to provide these services, the Company issued 250,000 shares of common stock to Mirador, at a price of $0.64 per share.

Prepaid Consulting, as of September 30, 2012, consisted of the following:

Prepaid Consulting, 250,000 shares at $0.64 per share	$160,000
Less Amortization	<135,000	>
Less Impairment	<25,000	>

Net Prepaid Consulting	$-0-

NOTE 3 – LOANS PAYABLE

These loans are unsecured, non-interest bearing, and are due upon demand.

NOTE 4 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended September 30, 2012 represents the minimum state income tax expense of the Company, which is not considered significant. Tax returns are open to IRS examination for three years from date of filing.

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $915,679 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On September 11, 2009, the Company received $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. On October 15, 2009, the Company received an additional $25,000 as an advance on the purchase of 1,250,000 units under this private placement offering. On July 12, 2010, the Company received an additional $13,333 as an advance on the purchase of 666,650 units under this private placement offering. These shares and the share purchase warrants were issued on July 11, 2011.

On October 18, 2010, the Company received an additional $20,000 as an advance under a private placement offering that was dated June 16, 2010. These shares and the share purchase warrants were issued on July 11, 2011.

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 – STOCK ISSUANCES - CONTINUED

On September 1, 2010, the Company also issued 3,000,000 shares in accordance with its marketing agreement with United Nature Inc. As of September 30, 2012, 1,500,000 of these shares were in escrow.

On March 6, 2012, the Company issued 250,000 shares in accordance with its consulting agreement with Mirador.

On April 4, 2012, the Company issued 500,000 shares at $0.03 per share, to an officer of the Company in exchange for services.

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

Marketing Rights, Net of Amortization

Marketing Rights	$60,000
Less Amortization	<12,750	>
Less Impairment	<9,000	>

Net Marketing Rights	$38,250

NOTE 9 – EXECUTIVE SERVICES AGREEMENT

On April 4, 2012, the Company entered into an executive services agreement (the “BlueWater Agreement”), with BlueWater Advisory Group, LLC (“BlueWater”) and Bryan Crane (“Crane”). Under the terms of the BlueWater Agreement, BlueWater agreed to provide the services of Crane to act as the Company’s Vice President and as a director and BlueWater was to receive $2,000 each month the Agreement was in effect.

In addition, the Company issued 500,000 pre-Split (2,000,000 post-Split) shares of common stock to BlueWater and granted Crane 400,000 pre-Split (1,600,000 post-Split) incentive options to purchase shares of the Company’s common stock at a price of $0.11 pre-Split ($0.0275 post-Split) per share until April 4, 2014 in accordance with the 2012 Stock Incentive Plan.

On April 4, 2012, the Company appointed Crane as the Company’s Vice President and as a director. On June 14, 2012, Crane resigned from his position as Vice President and as a director. As a result of his resignation, Crane’s stock options expired on July 14, 2012.

NOTE 10 - ADOPTION OF 2012 STOCK INCENTIVE PLAN

On March 30, 2012, the Board of Directors adopted the Company’s 2012 Stock Incentive Plan (the "2012 Plan"). The purpose of the 2012 Plan is to enhance the long-term stockholder value of the Company by offering opportunities to directors, officers, employees and eligible consultants of the Company (“Participants”) to acquire and maintain stock ownership in the Company in order to give these persons the opportunity to participate in the Company's growth and success, and to encourage them to remain in the service of the Company.

The 2012 Plan allows the Company to grant options to its officers, directors and employees. In addition, the Company may grant options to individuals who act as consultants to the Company, so long as those consultants do not provide services connected to the offer or sale of the Company’s securities in capital raising transactions and do not directly or indirectly promote or maintain a market for the Company’s securities.

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - ADOPTION OF 2012 STOCK INCENTIVE PLAN - CONTINUED

A total of 3,650,000 shares of common stock are available for issuance under the 2012 Plan. The Company may increase the maximum aggregate number of shares that may be optioned and sold under the 2012 Plan provided the maximum aggregate number of shares that may be optioned and sold under the 2012 Plan shall at no time be greater than 15% of the total number of shares of common stock outstanding.

The Plan provides for the grant of incentive stock options and non-qualified stock options. Incentive stock options granted under the Plan are those intended to qualify as “incentive stock options” as defined under Section 422 of the Internal Revenue Code. However, in order to qualify as “incentive stock options” under Section 422 of the Internal Revenue Code, the Plan must be approved by the stockholders of the Company within 12 months of its adoption. As of September 30, 2012, The Plan had not been approved by the Company’s stockholders. Non-qualified stock options granted under the Plan are option grants that do not qualify as incentive stock options under Section 422 of the Internal Revenue Code.

As of September 30, 2012, no options had been granted.

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 12 – SUBSEQUENT EVENTS

No events have occurred subsequent to September 30, 2012 that would require adjustments to or disclosure in the financial statements.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,		INCEPTION to
	2012	2011	2012	2011	SEPT. 30, 2012

Operating Expenses
Accounting	$16,710	$12,880	$20,980	$18,280	$182,415
Amortization/Impairment	1,500	3,750	3,000	7,500	21,750
Bank Charges	-0-	28	55	28	1,210
Cancelled Merger Costs	-0-	-0-	-0-	-0-	6,000
Consulting	5,724	-0-	114,817	-0-	182,376
Exploration and Development	-0-	-0-	-0-	-0-	13,720
Interest	-0-	-0-	-0-	-0-	5,754
Legal	22,417	10,672	57,097	13,148	311,621
Officer Salaries	-0-	-0-	15,000	-0-	15,000
Office Administration	2,250	2,250	4,500	4,500	75,152
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	5,315	5,147	7,574	6,143	60,361
Rent	375	375	750	750	26,300
Telephone	225	225	450	450	5,626
Travel & Entertainment	-0-	-0-	-0-	-0-	4,394

Total Operating Expenses	$54,516	$35,327	$224,223	$50,799	$915,679

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

In September 2012, we entered into a revised letter of intent (the “Letter of Intent”) for the acquisition of 66.67% of Advantag AG (“Advantag”), a German based company that is engaged in the business of marketing and trading carbon credits. Closing was subject to, among other things, our having cash of not less than $500,000, no significant liabilities at closing and the principal shareholder of Advantag being satisfied that the market for our common shares has the strength and liquidity necessary to advance its business (the “Financial Requirements”). We have not been able to raise sufficient funds to permit us to meet the Financial Requirements and did not meet the Financial Requirements before the Letter of Intent expired on December 31, 2012. We are pursuing other possible business arrangements with Advantag.

We are considering a significant reverse split because we are having difficulties raising funds with a sub USD $0.01 share price.

In December 2012, and January 2013, our board of directors approved three concurrent notes offerings (the “Notes Offerings”) as follows:

(1)	400 10% unsecured notes, issued in denominations of $500, due December 31, 2015 for gross proceeds of $200,000 (the “10% Note Offering);

(2)	100 11% unsecured notes, issued in denominations of $1,000, due December 31, 2016 for gross proceeds of $100,000 (the “11% Note Offering”); and

(3)	20 12% unsecured notes, issued in denominations of $5,000, due December 31, 2017 for gross proceeds of $100,000 (the “12% Note Offering).

On January 31, 2013, we issued the following notes for total proceeds of $174,000:

(1)

We issued 10 notes under the 10% Note Offering for total proceeds of $5,000. The notes were issued pursuant to Rule 506 of Regulation D of the United States Securities Act, as amended (the “Securities Act”) the subscriber represented that it was an “accredited investor” as contemplated by Regulation D of the Act;

(2)

We issued 152 notes under the 10% offering for total proceeds of $76,000. The notes were issued pursuant to Regulation S promulgated under the Securities Act to persons who are not “U.S. Persons” as contemplated under Regulation S of the Act;

(3)

We issued 53 notes under the 11% offering for total proceeds of $53,000. The notes were issued pursuant to Regulation S promulgated under the Securities Act to persons who are not “U.S. Persons” as contemplated under Regulation S of the Act; and

(4)

We issued 8 notes under the 12% offering for total proceeds of $40,000. The notes were issued pursuant to Regulation S promulgated under the Securities Act to persons who are not “U.S. Persons” as contemplated under Regulation S of the Act.

The proceeds of the Notes Offerings were primarily used to retire corporate indebtedness. There is no assurance that we will be able to sell any additional notes under the Notes Offerings. We require substantial financing to proceed with our carbon offset marketing business.

In addition, we are currently seeking other opportunities to enhance or compliment our carbon offset marketing business.

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

Our basic corporate website has now been replaced with a consumer oriented website. As a result we will no longer be posting any investor information on our website. We are still in the process on improving our website. We have not sold any offsets on our website as of the date of this filing. We believe this is primarily a result of (i) website issues, including the fact that we do not have direct credit card payment processing, consumer reluctance to use our PayPal payment processing, and technical difficulties associated with our website coding and PayPal payment processing; (ii) the fact that we had been primarily focused on entering into a formal agreement for the acquisition of Advantag AG; and (iii) a lack of consumer awareness of our carbon offsets offering. There is no assurance that we will ever sell any carbon offsets on our website.

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

Our cash on hand as of September 30, 2012 is $734. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Three and Six Months Summary

	Three Months Ended			Six Months Ended
	September 30		Percentage	September 30		Percentage
			Increase /			Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(54,516)	(35,327)	54.3%	(224,223)	(50,799)	341.4%

Net Loss	$(54,516)	$(35,327)	54.3%	$(224,223)	$(50,799)	341.4%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Expenses

Our operating expenses for the three and six months ended September 30, 2012 and 2011 are outlined in the table below:

	Three Months Ended			Six Months Ended
	September 30		Percentage	September 30		Percentage
			Increase /			Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Accounting	$16,710	$12,880	29.7%	$20,980	$18,280	14.8%
Amortization	1,500	3,750	(60.0)%	3,000	7,500	(60.0)%
Bank Charges	-	28	(100.0)%	55	28	96.4%
Consulting	5,724	-	100.0%	114,817	-	100.0%
Legal	22,417	10,672	110.1%	57,097	13,148	334.3%
Office Administration	2,250	2,250	0.0%	4,500	4,500	0.0%
Officer Salaries	-	-	0.0%	15,000	-	100.0%
Regulatory Expenses	5,315	5,147	3.3%	7,574	6,143	23.3%
Rent	375	375	0.0%	750	750	0.0%
Telephone	225	225	0.0%	450	450	0.0%
TOTAL	$54,516	$35,327	54.3%	$224,223	$50,799	341.4%

Our operating expenses increased during the three and six months ended September 30, 2012. The increase was primarily a result of increases in accounting, consulting, legal, marketing, and regulatory expenses. The increase was partially offset by decreases in amortization. The significant increase in operating expenses during the six months ended September 30, 2012 primarily relates to increased consulting, legal and the recording of officer salaries.

Accounting, legal and regulatory expenses primarily relate to costs in connection with meeting our reporting requirements under the Exchange Act.

Amortization relates to carbon offset marketing rights from our carbon offset marketing agreement with United Nature Inc.

Consulting relates to the engagement of consultants to assist in our website development and marketing efforts associated with our offering of carbon offsets.

Officer salaries relates to the issuance of shares to Bryan Crane, a former executive officer and director of the Company.

Office administrative expenses consist of management consultant fees of $750 per month paid to Mr. Thomson for his services.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

			Percentage
	At September 30, 2012	At March 31, 2012	Increase / (Decrease)
Current Assets	$734	$123,585	(99.4)%
Current Liabilities	(247,643)	(163,791)	51.2%
Working Capital Deficit	$(246,911)	$(40,206)	514.1%

Cash Flows

	Six Months Ended
	September 30, 2012	September 30, 2011
Net Cash Used in Operating Activities	$(25,960)	$(18,709)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	15,500	14,485
Net Increase (Decrease) in Cash During Period	$(10,460)	$(4,224)

The increase in our working capital deficit at September 30, 2012 from our year ended March 31, 2012 is primarily due to an increase in accounts payable and accrued expenses due to our lack of capital to meet our ongoing operating costs, increases to loans payable and a decrease in prepaid consulting relating to our agreement with Mirador Consulting LLC.

Financing Requirements

Since our inception, we have used our common stock to raise money for our property acquisition, for corporate expenses and to repay outstanding indebtedness. We have not attained profitable operations and our ability to pursue any future plan of operation is dependent upon our ability to obtain financing.

In December 2012, and January 2013, our board of directors approved three concurrent notes offerings (the “Notes Offerings”) as follows:

(1)	400 10% unsecured notes, issued in denominations of $500, due December 31, 2015 for gross proceeds of $200,000 (the “10% Note Offering);

(2)	100 11% unsecured notes, issued in denominations of $1,000, due December 31, 2016 for gross proceeds of $100,000 (the “11% Note Offering”); and

(3)	20 12% unsecured notes, issued in denominations of $5,000, due December 31, 2017 for gross proceeds of $100,000 (the “12% Note Offering).

On January 31, 2013, we issued the following notes for total proceeds of $174,000:

(1)

We issued 10 notes under the 10% Note Offering for total proceeds of $5,000. The notes were issued pursuant to Rule 506 of Regulation D of the United States Securities Act, as amended (the “Securities Act”) the subscriber represented that it was an “accredited investor” as contemplated by Regulation D of the Act;

(2)

We issued 152 notes under the 10% offering for total proceeds of $76,000. The notes were issued pursuant to Regulation S promulgated under the Securities Act to persons who are not “U.S. Persons” as contemplated under Regulation S of the Act;

(3)

We issued 53 notes under the 11% offering for total proceeds of $53,000. The notes were issued pursuant to Regulation S promulgated under the Securities Act to persons who are not “U.S. Persons” as contemplated under Regulation S of the Act; and

(4)

We issued 8 notes under the 12% offering for total proceeds of $40,000. The notes were issued pursuant to Regulation S promulgated under the Securities Act to persons who are not “U.S. Persons” as contemplated under Regulation S of the Act.

The proceeds of the Notes Offerings were primarily used to retire corporate indebtedness. There is no assurance that we will be able to sell any additional notes under the Notes Offerings. We require substantial financing to proceed with our carbon offset marketing business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2012 (the “2012 Annual Report”) filed with the SEC on July 13, 2012.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended September 30, 2012 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

In March 2012, we launched our updated consumer-based website and commenced our offering of carbon offsets for purchase. We are still in the process on improving our website. We have not sold any offsets on our website as of the date of this filing. We believe this is primarily a result of (i) website issues, including the fact that we do not have direct credit card payment processing, consumer reluctance to use our PayPal payment processing, and technical difficulties associated with our website coding and PayPal payment processing; (ii) the fact that we had been primarily focused on entering into a formal agreement for the acquisition of Advantag; and (iii) a lack of consumer awareness of our carbon offsets offering. There is no assurance that we will ever sell any carbon offsets on our website. If we do not sell any carbon assets, our business may fail.

We were not able to enter into a formal agreement for the acquisition of Advantag AG.

As of the date of this filing, the letter of intent has expired and we did not enter into a formal agreement with Advantag. Advantag is reluctant enter into a formal agreement with us until we have met certain financial requirements. There is no assurance that the we will be able to meet the requisite financial requirements or enter into a formal agreement with Advantag. There are no assurances that a business combination with Advantag will result in sales or increased sales of carbon offsets by us.

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

As at September 30, 2012, we had cash on hand of $734 and a working capital deficit of $246,911. As such, we will require substantial additional financing in order to continue as a going concern. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects we are able to procure. Specific costs include but are not limited to the following:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either provided with this Quarterly Report or are incorporated herein by reference:

Exhibit
Number	Description of Exhibits
3.1	Articles of Incorporation.(1)
3.2	Bylaws, as amended.(1)
3.3	Certificate of Change Pursuant to NRS 78.209 increasing the authorized capital of common stock to 400,000,000 shares, par value $0.001 per share.(8)
10.1	Management Consulting Agreement with Howard Thomson.(3)
10.2	Carbon Offset Marketing Agreement between the Company and United Nature Inc. dated for reference August 14, 2010.(4)
10.3	Consulting Agreement dated March 6, 2012, between the Company and Mirador Consulting LLC.(5)
10.4	Stock Incentive Plan adopted March 30, 2012.(6)
10.5	Letter of Intent between the Company and Advantag AG and Raik Oliver Heinzelmann.(6)
10.6	Consulting Agreement dated April 4, 2012 among the Company, BlueWater Advisory Group, LLC

Exhibit
Number	Description of Exhibits
and Bryan Crane.(7)
14.1	Code of Ethics.(2)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Label Linkbase.
101.LAF	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

Notes:

(1)	Filed as an exhibit to our registration statement on Form SB-2 originally filed with the SEC on March 9, 2004, as amended.
(2)	Filed as an exhibit to our Annual Report on Form 10-KSB filed with the SEC on June 29, 2006.
(3)	Filed as an exhibit to our Quarterly Report on Form 10-QSB filed with the SEC on February 19, 2008.
(4)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on September 8, 2010.
(5)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on March 6, 2012.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 2, 2012.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 10, 2012.
(8)	Filed as an exhibit to our Current Report on Form 8-K filed with the SEC on June 20, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GREENLITE VENTURES INC.

Date: April 5, 2013	By:	/s/ Howard Thomson
HOWARD THOMSON
Chief Executive Officer, Chief Financial Officer,
President, Secretary and Treasurer
(Principal Executive Officer
and Principal Accounting Officer)