Form 10-Q
period 2012-12-31
GREENLITE VENTURES INC
filed 2013-04-05
CIK 1282571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

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

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS.

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results that can be expected for the year ending March 31, 2013.

As used in this Quarterly Report, the terms “we,” “us,” “our,” “Greenlite,” and the “Company” mean Greenlite Ventures Inc. unless otherwise indicated. All dollar amounts in this Quarterly Report are expressed in U.S. dollars, unless otherwise indicated.

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

ASSETS
	(Unaudited)		(Audited)
	December 31,		March 31,
	2012		2012

Current Assets
Cash	$19,509		$11,194
Prepaid Consulting	-0-		112,391

Total Current Assets	19,509		123,585

Other Asset – Marketing Rights	36,750		41,250

TOTAL ASSETS	$56,259		$164,835

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and Accrued Expenses	$195,031		$113,537
Loans Payable	80,000		44,500
Interest Payable	5,754		5,754

Total Current Liabilities	280,785		163,791

Long Term Debt	-0-		-0-

Stockholders' Equity
Common Stock, $0.001 par value 400,000,000 shares authorized, 100,466,664 and 24,616,666 shares issued, respectively	100,467		24,616
Additional Paid in Capital	607,033		667,884
Deficit Accumulated during the Development Stage	<932,026	>	<691,456	>

Total Stockholders' Equity/<Deficit>	<224,526	>	1,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/<DEFICIT>	$56,259		$164,835

See Notes to Financial Statements

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
(Unaudited)

		THREE MONTHS ENDED						NINE MONTHS ENDED
		DECEMBER 31,						DECEMBER 31,						INCEPTION to
		2012			2011			2012			2011			DEC. 31, 2012

Revenues		$0			$0			$0			$0			$0

Operating Expenses		<16,347	>		<19,639	>		<240,570	>		<70,438	>		<932,026	>

Loss Before Provision for Income Taxes		<16,347	>		<19,639	>		<240,570	>		<70,438	>		<932,026	>

Provision for Income Taxes		<0	>		<0	>		<0	>		<0	>		<0	>

Net Loss		<16,347	>		<19,639	>		<240,570	>		<70,438	>		<932,026	>

Accumulated Deficit, Beginning of Period		<915,679	>		<542,461	>		<691,456	>		<491,662	>		0

Accumulated Deficit, End of Period	$	<932,026	>	$	<562,100	>	$	<932,026	>	$	<562,100	>	$	<932,026	>

Net Loss per Share	$	<0.00	>	$	<0.00	>	$	<0.00	>	$	<0.00	>	$	<0.05	>

Weighted Average Shares Outstanding		100,466,664			97,466,664			100,133,331			78,022,208			44,820,832

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

See Notes to Financial Statements

GREENLITE VENTURES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/<DEFICIT> - CONTINUED
(Unaudited)

Balances, March 31, 2012	24,616,666	$24,616	$667,884	$(691,456)	$1,044

Common Stock Issued For Services $0.03 per share April 4, 2012	500,000	500	14,500	----	15,000

Four-to-one stock split June, 22, 2012	75,349,998	75,351	(75,461)	----	----

Net Loss, Period Ended December 31, 2012	----	----	----	(240,570)	(240,570)

Balances, December 31, 2012	100,466,664	$100,467	$607,033	$(932,026)	$(224,526)

See Notes to Financial Statements

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)

		NINE MONTHS			NINE MONTHS
		ENDED			ENDED			INCEPTION to
		DEC. 31, 2012			DEC. 31, 2011			DEC. 31, 2012

Cash Flows from Operating Activities:

Net Loss	$	<240,570	>	$	<70,438	>	$	<932,026	>

Adjustments to Reconcile
Net Income to Net Cash Provided/<Used> by Operating Activities:
Amortization/Impairment		4,500			11,250			23,250
Stock Issues for Services		15,000			-0-			291,667
<Increase>Decrease in:
Prepaid Expenses		112,391			-0-			-0-
Increase<Decrease> in:
Accounts Payable		81,494			31,833			195,031
Interest Payable		-0-			-0-			5,754

Net Cash Used by Operating Activities		<27,185	>		<27,355	>		<416,324	>

Cash Flows from Financing Activities:
Proceeds from Issuance of Debt		35,500			19,485			80,000
Proceeds Related to Issuance of Common Stock		-0-			-0-			355,833

Cash Provided by Financing Activities		35,500			19,485			435,833

Net Increase <Decrease> in Cash		8,315			<7,870	>		19,509

Cash at Beginning of Period		11,194			8,042			-0-

Cash at End of Period		$19,509			$172			$19,509

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

Prepaid Consulting, as of December 31, 2012, consisted of the following:

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $932,026 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful completion of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Marketing Rights, Net of Amortization

Marketing Rights	$60,000
Less Amortization	<14,250	>
Less Impairment	<9,000	>

Net Marketing Rights	$36,750

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

As of December 31, 2012, no options had been granted.

NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 12 – SUBSEQUENT EVENTS

No events have occurred subsequent to December 31, 2012 that would require adjustments to or disclosure in the financial statements.

SUPPLEMENTAL STATEMENT

GREENLITE VENTURES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATING EXPENSES
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	DECEMBER	31,	DECEMBER 31,		INCEPTION to
	2012	2011	2012	2011	DEC. 30, 2012

Operating Expenses
Accounting	$-0-	$4,270	$20,980	$22,550	182,415
Amortization/Impairment	1,500	3,750	4,500	11,250	23,250
Bank Charges	15	-0-	70	28	1,225
Cancelled Merger Costs	-0-	-0-	-0-	-0-	6,000
Consulting	-0-	-0-	114,817	-0-	182,376
Exploration and Development	-0-	-0-	-0-	-0-	13,720
Interest	-0-	-0-	-0-	-0-	5,754
Legal	11,650	6,560	68,747	19,708	323,271
Officer Salaries	-0-	-0-	15,000	-0-	15,000
Office Administration	2,250	2,250	6,750	6,750	77,402
Property Rights	-0-	-0-	-0-	-0-	4,000
Regulatory Expenses	122	2,209	7,696	8,352	60,483
Rent	375	375	1,125	1,125	26,675
Telephone	225	225	675	675	5,851
Travel & Entertainment	132	-0-	132	-0-	4,526

Total Operating Expenses	$16,347 $	19,639	$240,570	$70,438	$932,026

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

Our cash on hand as of December 31, 2012 is $19,509. As such, we do not have sufficient cash to meet the anticipated costs of completing plan of operation or meeting our financial obligations over the next twelve months. Therefore, we will require additional financing. There is no assurance that we will be able to acquire such additional financing on terms that are acceptable to us, or at all.

RESULTS OF OPERATIONS

Third Quarter and Nine Months Summary

	Three Months Ended			Nine Months Ended
	December 31		Percentage	December 31		Percentage
			Increase /			Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Revenue	$-	$-	n/a	$-	$-	n/a

Expenses	(16,347)	(19,639)	(16.8)%	(240,570)	(70,438)	241.5%

Net Loss	$(16,347)	$(19,639)	(16.8)%	$(240,570)	$(70,438)	241.5%

Revenues

We have not earned any revenues to date and we do not anticipate earning revenues in the near future. We have no business operations and are presently seeking alternative business opportunities, particularly in the reforestation and carbon credit trading areas.

Expenses

Our operating expenses for the three and nine months ended December 31, 2012 and 2011 are outlined in the table below:

.	Three Months Ended		Percentage	Nine Months Ended		Percentage
	December 31		Increase /	December 31		Increase /
	2012	2011	(Decrease)	2012	2011	(Decrease)
Accounting	$-	$4,270	(100.0)%	$20,980	$22,550	(7.0)%
Amortization	$1500	$3,750	(60.0)%	$4,500	$11,250	(60.0)%
Bank Charges	15	-	100.0%	70	28	150.0%
Consulting	-	-	0.0%	114,817	-	100.0%
Legal	11,650	6,560	77.6%	68,747	19,708	248.8%
Office Administration	2,250	2,250	0.0%	6,750	6,750	0.0%
Officer Salaries	-	-	0.0%	15,000	-	100.0%
Regulatory Expenses	122	2,209	(94.5)%	7,696	8,352	(7.9)%
Rent	375	375	0.0%	1,125	1,125	0.0%
Telephone	225	225	0.0%	675	675	0.0%
Travel and Entertainment	132	-	100.0%	132	-	100.0%
TOTAL	$16,347	$19,639	(16.8)%	$240,570	$70,438	241.5%

During the three months ended December 31, 2011 and 2012, our operating expenses decreased from $19,639 to 16,347 respectively. The decrease was primarily a result of decreases in accounting, amortization and regulatory expenses. The decrease was partially offset by increases in bank charges, legal expenses and travel and entertainment.

During the nine months ended December 31, 2011 and 2012, our operating expenses increased from $70,438 to 240,5720 respectively. The increase was primarily a result of increases in bank charges, consulting, legal and travel and entertainment. The increase was partially offset by decreases in accounting, amortization and regulatory expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

Working Capital
			Percentage
	At December 31, 2012	At March 31, 2012	Increase / (Decrease)
Current Assets	$19,509	$123,585	(84.2)%
Current Liabilities	(280,785)	(163,791)	71.4%
Working Capital Deficit	$(261,276)	$(40,206)	549.8%

Cash Flows
	Nine Months Ended
	December 31, 2012	December 31, 2011
Net Cash Used in Operating Activities	$(27,185)	$(27,355)
Net Cash From Investing Activities	-	-
Net Cash Provided By Financing Activities	35,500	19,485
Net Increase (Decrease) in Cash During Period	$8,315	$(7,870)

The increase in our working capital deficit at December 31, 2012 from our year ended March 31, 2012 is primarily due to an increase in accounts payable and accrued expenses due to our lack of capital to meet our ongoing operating costs, increases to loans payable and a decrease in prepaid consulting relating to our agreement with Mirador Consulting LLC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012 (the “Evaluation Date”). This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting as identified in our Annual Report on Form 10-K for the year ended March 31, 2012 (the “2012 Annual Report”).

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified in our 2012 Annual Report, we believe that our financial statements contained in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the quarter ended December 31, 2012 that could have affected those controls subsequent to the date of the evaluation referred to in the previous paragraph, including any correction action with regard to deficiencies and material weakness.

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

As at December 31, 2012, we had cash on hand of $19,509 and a working capital deficit of $261,276. As such, we will require substantial additional financing in order to continue as a going concern. We have not generated any revenue from operations to date. The specific cost requirements needed to maintain operations will depend upon the restoration projects we are able to procure. Specific costs include but are not limited to the following:

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